Form 10-Q
period 1996-03-31
STORAGE USA INC
filed 1996-05-15
CIK 912116

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/x/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarter ended March 31, 1996

                                           or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission File Number: 001-12910

                               STORAGE USA, INC.
             (Exact name of registrant as specified in its charter)

                                   Tennessee
                        (State or other jurisdiction of
                         incorporation or organization)

                                   62-1251239
                                (I.R.S. Employer
                             Identification Number)

               10440 Little Patuxent Parkway, #1100, Columbia, MD
                    (Address of principal executive offices)

                                     21044
                                  (Zip Codes)

Registrant's telephone number, including area code: (410) 730-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. ( X) Yes (   ) NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value, 19,552,704  shares outstanding at May 15, 1996

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                               STORAGE USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                               Three months ended          Three months ended
                                                                   March 31, 1996              March 31, 1995
                                                          ----------------------------------------------------
                                                                (amounts in thousands, except per share data)

 PROPERTY REVENUES:
 Rental income                                                            $20,819                     $11,921
 Management income                                                            240                         244
 Other income                                                                 274                         147
                                                          ----------------------------------------------------
 Total property revenues                                                   21,333                      12,312
                                                          ----------------------------------------------------

 PROPERTY EXPENSES:
 Cost of property operations & maintenance                                  5,733                       3,290
 Real estate taxes                                                          1,693                         806
                                                          ----------------------------------------------------
 Total property expenses                                                    7,426                       4,096
                                                          ----------------------------------------------------
 INCOME FROM PROPERTY OPERATIONS                                           13,907                       8,216

 OTHER INCOME (EXPENSE)
 General & administrative                                                   (780)                       (512)
 Depreciation & amortization                                              (2,670)                     (1,569)
 Interest expense                                                         (1,665)                       (157)
 Interest income                                                              155                          15
                                                          ----------------------------------------------------
 INCOME BEFORE MINORITY INTEREST                                            8,947                       5,993

 Minority interest                                                          (555)                       (232)
                                                          ----------------------------------------------------
 NET INCOME                                                                $8,392                      $5,761
                                                          ====================================================

 NET INCOME PER SHARE                                                       $0.47                       $0.43
 WEIGHTED AVERAGE SHARES OUTSTANDING                                       17,827                      13,299
                                                          ====================================================

                See notes to consolidated financial statements.

                               STORAGE USA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                 as of                      as of
                                                                      ---------------------------------------------
                                                                        March 31, 1996          December 31, 1995
                                                                                     (amounts in thousands)

                                                                              (unaudited)
 ASSETS
 Investment in storage facilities, at cost:
 Land                                                                         $147,113                   $139,603
 Buildings and equipment                                                       391,050                    369,694
                                                                      ---------------------------------------------
                                                                               538,163                    509,297
 Accumulated depreciation                                                     (17,031)                   (14,561)
                                                                      ---------------------------------------------
                                                                               521,132                     49,736

 Cash & cash equivalents                                                         3,011                      3,006
 Other assets                                                                   11,165                     11,783
                                                                      ---------------------------------------------

     TOTAL ASSETS                                                             $535,308                   $509,525
                                                                     ==============================================


 LIABILITIES & SHAREHOLDERS' EQUITY
 Line of credit borrowings                                                     $64,165                   $107,605
 Mortgage notes payable                                                          6,612                      6,670
 Accounts payable & accrued expenses                                             3,389                      5,945
 Dividends payable                                                              10,149                      -
 Rents received in advance                                                       4,184                      3,680
 Minority interest                                                              29,461                     27,438
                                                                      ---------------------------------------------

      TOTAL LIABILITIES                                                        117,960                    151,338
                                                                      ---------------------------------------------
 Commitments and contingencies

 Shareholder's equity:
 Common stock $.01 par value, 150,000,000 shares                                   195                        176
   authorized, 19,552,645 and 17,562,363 shares issued
   and outstanding

 Paid in capital                                                               448,142                    385,989
 Notes receivable - officers                                                   (7,980)                    (6,727)
 Accumulated deficit                                                          (15,831)                   (15,831)
 Distributions in excess of net income                                         (7,178)                    (5,420)
                                                                      ---------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                               417,348                    358,187

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                $535,308                   $509,525
                                                                     ==============================================

                See notes to consolidated financial statements.

                               STORAGE USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  Three months ended       Three months ended
                                                                      March 31, 1996           March 31, 1995
                                                                  ---------------------------------------------
                                                                             (amounts in thousands)


 OPERATING ACTIVITIES:
 Net income                                                                   $8,392                   $5,761


 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                               2,670                    1,569
   Minority interest                                                             555                      232
   Changes in assets and liabilities:
      Other assets                                                             1,348                    (696)
      Other liabilities                                                      (2,052)                    (989)
                                                                  ---------------------------------------------
 Net cash provided by operating activities                                    10,913                    5,877
                                                                  ---------------------------------------------

 INVESTING ACTIVITIES:
 Acquisition and improvements of storage facilities                         (27,329)                 (12,065)
 Development of storage facilities                                             (930)                    -
                                                                  ---------------------------------------------
 Net cash used in investing activities                                      (28,259)                 (12,065)
                                                                  ---------------------------------------------

 FINANCING ACTIVITIES:
 Net borrowings (repayments) under line of credit                           (43,440)                    5,850
 Mortgage principal payments                                                    (58)                     (11)
 Proceeds from issuance of stock                                              60,919                    -
 Distributions to minority interests                                            (70)                     (60)
                                                                  ---------------------------------------------
 Net cash provided by financing activities                                    17,351                    5,779
                                                                  ---------------------------------------------

 Net increase (decrease) in cash and equivalents                                   5                    (409)
 Cash and equivalents, beginning of period                                     3,006                    3,325
                                                                  ---------------------------------------------
 Cash and equivalents, end of period                                          $3,011                   $2,916
                                                                  =============================================


 Supplemental schedule of non-cash activities:
 Storage facilities acquired in exchange for Operating
     Partnership Units                                                        $1,538                    -

 Common Stock issued in exchange for notes receivable                         $1,253                    -
                                                                  =============================================

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         Interim consolidated financial statements of Storage USA, Inc. (the "Company") are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

2.       ORGANIZATION

         Storage USA, Inc. (the Company), a Tennessee corporation, was formed in 1985 to own, develop, construct and operate self-storage facilities throughout the United States. On March 23, 1994, the Company completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share.

         Upon completion of the IPO, the Company contributed substantially all of its net assets to SUSA Partnership, L.P. (the "Operating Partnership") in exchange for an approximately 98.9% general partnership interest in the Operating Partnership. In addition, the Operating Partnership formed SUSA Management, Inc., ("SUSA Management") to provide self-storage management to third parties and certain ancillary services. The Operating Partnership owns 99% of the economic interest of SUSA Management.

3.       CAPITAL STOCK

                        FORMATION OF STRATEGIC ALLIANCE

         On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S.Realty (US Realty), an affiliate of Security Capital Group. Under the Stock Purchase Agreement, subject to the terms and conditions thereof, US Realty will invest a total of $220,000 in the Company, initially place two of its nominees on the Company's Board of Directors, one of whom the Company has been informed will be William D. Sanders, Chairman of the Board and Chief Executive Officer of Security Capital Group, and make available to the Company certain strategic advice, research and related information and expertise (the "Strategic Alliance"). As part of the transaction, on March 19, 1996, the Company issued to US Realty 1,948,882 shares of Common Stock, approximately 10.0% of the outstanding Common Stock, at a price of $31.30 per share, plus a purchase price

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                 MARCH 31, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.       CAPITAL STOCK (CONTINUED)

         adjustment for accrued dividends, less issuance costs. At the same time, the Company executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty.

         After the Strategic Alliance has been approved by the shareholders of the Company, and prior to December 31, 1996, the Company will issue to US Realty an additional 5,079,872 shares of the Company's common stock at the same price for an aggregate of $159,000. After acquiring the additional shares (and assuming no other change in the number of outstanding shares) US Realty will own approximately 28.6% of the outstanding Common Stock. The proceeds of both fundings will be contributed to the Operating Partnership in exchange for additional Operating Partnership Units and used to support the acquisition and development of self-storage facilities.

         The Company has agreed to submit to the shareholders a proposal to amend the ownership limitations of the Company's Charter to permit US Realty to acquire up to 37.5% of the Company's capital stock. The Strategic Alliance, the amendment and certain related transactions have been submitted to shareholders for approval at the Company's 1995 annual meeting to be held June 5, 1996.


                     EMPLOYEE STOCK PURCHASE AND LOAN PLAN

         In March of 1996, the Company issued 40,000 shares of its common stock under the 1995 Employee Stock Purchase and Loan Plan. Pursuant to the terms of the plan, the Company and certain officers entered into stock purchase agreements whereby the officers purchased common stock at the then current stock price. The Company provides 100% financing for the purchase of the shares with interest at 7% per anum payable quarterly. The underlying notes are secured by the shares and mature in November 2002. At March 31, 1996, there are 270,000 shares outstanding under the plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                 MARCH 31, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.       INVESTMENT IN STORAGE FACILITIES

         The following summarizes activity in storage facilities during the period:

                       COST:

                         Balance on January 1, 1996                                    $509,297
                         Property acquisitions                                           24,578
                         Land acquisitions                                                2,200
                         Improvements                                                     2,088
                                                                                ----------------
                         Balance at March 31, 1996                                     $538,163
                                                                                ================

                        ACCUMULATED DEPRECIATION:
                          Balance at January 1, 1996                                    $14,561
                          Additions during the period                                     2,470
                                                                                ----------------
                        Balance at March 31, 1996                                       $17,031
                                                                                ================


         Unaudited pro forma combined results of operations of the Company for three months ended March 31, 1996 are presented below. Such pro forma presentation has been prepared assuming that the acquisition of the 6 properties acquired during the quarter had been completed as of January 1, 1996.

                                                                          PRO FORMA FOR
                                                                          QUARTER ENDED
                                                                          MARCH 31, 1996
                                                                          --------------
                        Revenues                                            $ 22,224
                        Net income                                           $ 8,777
                        Earnings per share                                    $ 0.49

         The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                 MARCH 31, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5.       LINE OF CREDIT BORROWINGS

         Line of credit borrowings at March 31, 1996 consists of $64,165 of borrowings under a $75,000 line of credit with a group of commercial banks. This line bears interest at various spreads over a base rate based on the Company's debt service coverage. During the first quarter of 1996, the weighted average borrowing was $105,540, and the weighted average interest rate was 6.1%. The Company also has a line of credit with a commercial bank which bears interest at Prime or LIBOR plus 2.25%. During the quarter, the commercial bank agreed to release the mortgages collateralizing the line and increase the amount available under the line from $23 million to $30 million, with an initial maturity of July 1, 1996.


6.       INTEREST RATE SWAP AGREEMENT

         In anticipation of a debt offering in 1996, the Company entered into an interest rate swap agreement in October 1995, with the objective of reducing its exposure to future interest rate fluctuations. The agreement involved the exchange of a variable rate for a fixed rate interest payment obligation. On March 8, 1996, the Company closed the interest rate swap agreement and received proceeds of approximately $50. The Company and its operating partnership, SUSA Partnership L.P., filed a $250,000 debt shelf registration statement on Form S-3 with the Securities and Exchange Commission on April 10, 1996. Upon successful completion of an offering of unsecured debt securities under the shelf, the Company will recognize the gain as a yield adjustment over the life of the debt.


7.       COMMITMENTS AND CONTINGENCIES

         PROPERTY DEVELOPMENT

         The Company has entered into an agreement to develop a self-storage facility in Northern Virginia. The facility will be owned by the Company and an unaffiliated third party. Under the terms of the agreement the Company is required to fund the cost of construction, which is currently estimated to be approximately $6,500. As of March 31, 1996, the Company has incurred costs of approximately $4,183. The facility is expected to be complete by the second quarter of 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                MARCH  31, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.       SUBSEQUENT EVENTS

         Subsequent to March 31, 1996, the Company has completed the acquisition of five self-storage facilities for approximately $16,000. These acquisitions were financed through operating cash flows and borrowings under the available line of credit. The Company has entered into various property acquisition contracts with an aggregate cost of approximately $55,800. These acquisitions are subject to customary conditions to closing including satisfactory due diligence and should close during the second quarter. Should these contracts be disapproved, the costs incurred by the Company would be immaterial.

                           PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.      Exhibits - None

         b.      Reports on Form 8-K

                 None filed.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Dated:  May 15, 1996

                                        Storage USA, Inc.



                                By: /s/ JOHN R. ERICKSON
                                        --------------------------------
                                        John R. Erickson
                                        Senior Vice President, Chief Financial
                                        Officer, Secretary and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto. References to the Company includes SUSA Partnership L.P., the Company's operating subsidiary (the "Operating Partnership").

Due to the substantial number of facilities acquired from March 31, 1995 to March 31, 1996, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Company to compare certain information using occupancy, per square foot and pro forma data.

The following are definitions of terms used throughout this discussion in analyzing the Company's business. Physical Occupancy is defined as the total net rentable square feet rented as of the date computed divided by the total net rentable square feet available. Gross Potential Income is defined as the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed. Expected Income is defined as the sum of the monthly rent being charged for the rented units at a facility as of the date computed. Economic Occupancy is defined as the Expected Income divided by the Gross Potential Income. Rent Per Square Foot is defined as the annualized result of dividing Gross Potential Income on the date computed by total net rentable square feet available. Direct Property Operating Cost is defined as the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel.
Indirect Property Operations Cost is defined as costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel. Net Operating Income ("NOI") is defined as total property revenues less Direct Property Operating Costs.


RESULTS OF OPERATIONS- QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995.

In the first quarter of 1996, the Company reported growth in revenue, income from property operations and net income, respectively, of $9.0 million, $5.7 million and $2.6 million over the same quarter of 1995. Since March 31, 1995, the Company has acquired 67 facilities and completed construction of, and opened, one new facility. These 68 facilities added 47,620 units, or 4.7 million square feet, bringing the total square feet and units of the 166 facilities owned by the Company at March 31, 1996 to 11.1 million square feet and 110,010 units, respectively. For the first quarter of 1996, the 98 facilities owned during the first quarter of 1995 provided 59% of the Company's rental income. These same facilities' rental income grew 7.2% over 1995 results. Most of this growth was provided by rate increases. At March 31, 1996, the physical and economic occupancy and rent per square foot on these facilities were 88%, 81%, and $9.61, respectively, while the figures for the same period ended in 1995 were 87%, 79%, and $8.93, respectively. The Company's portfolio as a whole had average occupancy at March 31, 1996 of 88% physical and 81% economic, with an average rent per square foot of $9.40. Management income for the quarter ended March 31, 1996 remained relatively consistent with 1995. Other income, which reflects primarily sales of lock and packaging products and truck rentals, increased primarily due to the increase in the number of properties owned.

Cost of property operations and maintenance was $5.7 million for the quarter ended March 31, 1996, representing a $2.4 million increase over the first quarter of 1995. Cost of property operations and maintenance was 27% of revenues for both the quarter ended March 31, 1996 and for the quarter ended March 31, 1995.

Real estate tax expense increased from $.8 million or 6.5 % of revenues for the quarter ended March 31, 1995 to $1.7 million or 7.9% of revenue for the quarter ended March 31, 1996. This growth as a percentage of revenue reflects the impact of reassessments on the properties purchased during 1994 and 1995. The majority of the increase is attributable to reassessments on acquisitions with the remainder attributable to increased tax rates or reassessments on properties owned for a full year. The Company expects real estate tax expense as a percentage of revenues for the remainder of 1996 to remain consistent with the first quarter.

General and administrative expense increased $0.3 million to $0.8 million for the first quarter of 1996 from the comparable quarter of 1995. As a percentage of revenues the expense fell from 4.2% for the quarter ended March 31, 1995 to 3.6% for the quarter ended March 31, 1996. The Company expects that the expense will decline further as a percentage of revenue in 1996, while the gross expense will grow as the Company expands its accounting, management information systems, and human resource departments, in connection with its ongoing growth strategy.

Depreciation expense increased to $2.7 million for the quarter ended March 31, 1996 from $1.6 million for the comparable period in 1995, reflecting the increase in the number of facilities owned. The Company has acquired approximately $179 million in depreciable assets since April 1, 1995.

Interest expense for the quarter ended March 31, 1996 was $1.7 million as compared to $0.2 million for the comparable period in 1995. 1996 interest expense represents weighted average borrowings of $105 million under the Company's lines of credit at a weighted average interest rate of 6.1%.

Interest income was $0.15 million for the quarter ended March 31, 1996 as compared to $0.01 million for the quarter ended March 31, 1995. 1996 interest income represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan.

Minority interest grew from $.2 million for the quarter ended March 31, 1995 to $.55 million for the quarter ended March 31, 1996 as the Company issued approximately 645,000 operating partnership units in connection with the acquisition of certain facilities from April 1, 1995 to March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations grew to $10.9 million for the three months ended March 31, 1996 from $5.9 million for the three months ended March 31, 1995. This increase is a result of the Company's net income growing $2.6 million or 45%, over the prior quarter, primarily as a result of the increase in number of facilities owned, and the improvement of operations at the facilities acquired.

The Company's first quarter investing activities consisted of six facility acquisitions for approximately $22 million. In addition, the Company acquired three parcels of land for $2.2 million to permit expansion of two facilities and the construction of a new self-storage facility. Three new property constructions are underway at an estimated cost of $11 million. Completion dates range from the second quarter of 1996 through 1997. A total of 15 expansion projects are in process with an estimated cost of $12 to $13 million with openings scheduled for late 1996 into 1997. The Company currently plans to the develop 11 new facilities primarily in the Washington, D.C. and Memphis, TN metropolitan areas. The Company expects that the cost of the land, the facility construction costs and the soft costs, such as capitalized interest, will total approximately $42 million. These contracts are subject to zoning approvals and other contingencies, and assuming successful completion of the development and construction process, the properties are expected to open during 1997 and 1998.

On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty ("US Realty"), an affiliate of Security Capital Group. Under the Stock Purchase Agreement, and pursuant to the terms and conditions thereof, US Realty will invest a total of $220 million in the Company, initially place two of its nominees on the Company's Board of Directors, one of whom the Company has been informed will be William D. Sanders, Chairman of the Board and Chief Executive Officer of Security Capital Group, and make available to the Company certain strategic advice, research and related information and expertise (the "Strategic Alliance"). As part of the transaction, on March 19, 1996, the Company issued to US Realty 1,948,882 shares of Common Stock, approximately 10.0% of the outstanding Common Stock, at a price of $31.30 per share, plus a purchase price adjustment for accrued dividends. At the same time, the Company executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty. The Company used the proceeds of the offering to pay off $43.4 million of borrowings under the available lines of credit, for property acquisitions, and for working capital.

At March 31, 1996, the Company had $64.2 million of borrowings outstanding on its line of credit, $3.4 million of fixed rate debt maturing in 2001, $2.3 million of fixed rate debt maturing in 2006, and $0.9 million of fixed rate debt maturing in 2000. The Company had $40.8 million of unused borrowing capacity under its lines of credit at March 31, 1996.

During the quarter, the Company issued approximately 48,000 units of limited partnership interest in the Operating Partnership ("Units") valued at approximately $1.5 million in connection with the acquisition of facilities. The Company's acquisition of self-storage facilities using Units as consideration may partially defer the seller's tax liability.

The Company has entered into various property acquisition contracts for facilities with an aggregate cost of approximately $55.8 million. These acquisitions are subject to customary conditions to closing including satisfactory due diligence and should close during the second quarter. Should these contracts be disapproved, the costs incurred by the Company would be immaterial.

On April 10, 1996, the Operating Partnership filed a shelf registration statement relating to $250 million of unsecured non-convertible senior debt securities, which should enable the Company to access the public debt markets efficiently at opportune times.

FUNDS FROM OPERATIONS ("FFO")

The Company believes that FFO should be considered in conjunction with its net income and cash flows to facilitate a clear understanding of its results of operations. FFO is defined as net income, computed in accordance with GAAP, excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to net income as a measure of the Company's performance or to cash flows as a measure of liquidity.

Effective January 1, 1996, the National Association of Real Estate Investment Trusts amended its definition of FFO. The impact of conforming to the amended definition was to reduce FFO available to the Company's stockholders by approximately $104,000 and $50,000 for the three months ended March 31, 1996 and March 31, 1995, respectively. The following table quantifies the impact on a per share basis for 1995.

                                                          First      Second        Third      Fourth
                                                        Quarter     Quarter      Quarter     Quarter      1995
                                                     -----------------------------------------------------------

 FFO per share under the previously effective             $0.55       $0.59        $0.62       $0.62     $2.39
 definition

 Adjustment for depreciation of non real estate
 items and loan fee amortization                        $(0.01)     $(0.01)      $(0.02)     $(0.02)   $(0.06)
                                                     -----------------------------------------------------------
 FFO per share under the amended definition
 published by NAREIT                                      $0.54       $0.58        $0.60       $0.60     $2.33
                                                     ===========================================================

The following table illustrates the components of the Company's FFO and FFO per share for the quarters ended March 31, 1996 and March 31, 1995.

                                                       Three Months         Three Months
                                                      March 31, 1996       March 31, 1995
                                                    ----------------------------------------
                Net Income                                      $8,392               $5,761

                Depreciation of real property                    2,445                1,234
                Amortization of lease guarantees                    53                  192
                Amortization of non-compete                         62                   63
                                                    ----------------------------------------
                Consolidated FFO                               $10,952               $7,250
                                                    ----------------------------------------
                Minority interest share of
                  Depreciation and amortization                  (141)                 (15)
                                                    ----------------------------------------
                FFO available to Company
                shareholders                                   $10,811               $7,235
                                                    ========================================
                FFO per share                                    $0.61                $0.54
                                                    ========================================


The Company, in order to qualify as a REIT, is required to distribute a substantial portion of its net income as dividends to its shareholders. For the year ended December 31, 1995, those distributions were approximately 85% of the Company's FFO. While the Company's goal is to generate and retain sufficient cash flow to meet its operating, capital, and debt service needs, its dividend requirements may require the Company to utilize its bank lines of credit to finance property acquisitions and development and major capital improvements.

The Company has incurred approximately $0.2 million for regularly scheduled maintenance and repairs during the three months ended March 31, 1996. For the year, the Company expects to incur approximately $1.2 million for scheduled maintenance and repairs and approximately $5.9 million to conform facilities acquired during 1995 and 1994 to Company standards.

The Company believes that its liquidity and capital resources are adequate to meet its cash requirements relating to its existing operations for the next twelve months.

INFLATION

The Company does not believe that inflation has had or will have a direct effect on its operations. Substantially all of the leases at the facilities allow for monthly increases which provide the Company with the opportunity to achieve increases in rental income as each lease matures.

SEASONALITY

The Company's revenues typically have been higher in the third and fourth quarter primarily because the Company increases its rental rates on most of its storage units at the beginning of May, and to a lesser extent because self-storage facilities tend to experience greater occupancy during the late spring and early fall months due to the greater incidence of residential moves during those periods. The Company believes that its tenant mix, rental structure, and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Company does not expect seasonality to materially affect distributions to shareholders.

RECENT ACCOUNTING DEVELOPMENTS

In October of 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued. The standard is effective for fiscal years beginning after December 15, 1995. The Company has elected to continue expense recognition under APB 25, and disclosing pro forma net income, and earnings per share information based on the FAS 123 fair value methodology.