Form 10-K/A
period 1995-12-31
STORAGE USA INC
filed 1996-06-27
CIK 912116

________________________________________________________________________________

- --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-K/A-1

             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM              TO
                           COMMISSION FILE NUMBER 001-12910

                                  STORAGE USA, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Tennessee                                    62-1251239
    STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION
10440 Little Patuxent Parkway, Suite 1100,              21044
              Columbia, MD                            (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 730-9500

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock $.01 par value                New York Stock Exchange

           Securities registered pursuant to section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    ----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of this registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $635,594,000 as of March 29, 1996, based on 18,490,007 shares held by non-affiliates of the registrant. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

                                      19,552,645
           (NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK,
                                AS OF MARCH 29, 1996)

                         DOCUMENTS INCORPORATED BY REFERENCE

    Part II and Part III incorporate certain information by reference from the registrant's 1995 Annual Report to Shareholders and from the registrant's definitive proxy statement to be filed with respect to the 1996 Annual Meeting of Shareholders.

- --------------------------------------------------------------------------------

________________________________________________________________________________

NOTE:    The purpose of this form 10K/A-1 is to amend the Form 10K filed March
31, 1996. Part I Item 2 has been amended to include definitions of terms used in the analysis. Part II Items 6-8 have been amended to include Predecessor Financial Statements.

                                        PART I


    Item 2. Properties

The following are definitions of terms used throughout this discussion in analyzing the Company's business. PHYSICAL OCCUPANCY is defined as the total net rentable square feet rented as of the date computed divided by the total net rentable square feet available. ECONOMIC OCCUPANCY is determined by dividing the expected income by the gross potential income. Economic occupancy is an important measure to the Company of the growth potential of a facility. GROSS POTENTIAL INCOME is defined as the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed. EXPECTED INCOME is defined as the sum of the monthly rent being charged for the rented units at a facility as of the date computed. RENT PER SQUARE FOOT is defined as the annualized result of dividing gross potential income on the date computed by total net rentable square feet.


                Property                         Square     Physical   Rent Per      Economic
                Location/Name           Units    Feet       Occupancy  Square Foot   Occupancy
                -------------           -----    ------     ---------  -----------   ---------
BIRMINGHAM  VESTAVIA                     616     74,262           95%       $7.27          92%

ARIZONA     22ND ST/TUSCON               469     47,350           91%       $8.27          84%
            TEMPE                        645     66,198           93%       $8.04          86%
            24TH ST/YUMA                 483     48,450           95%       $6.97          87%
            ORACLE/TUCSON                488     50,150           94%       $9.41          83%
            CAVE CREEK                   731     61,024           78%       $9.03          72%
            E. PHOENIX                   460     45,520           99%       $6.58          93%
            Sub-total-Arizona          3,276    318,692           91%                      83%

CALIFORNIA, NORTHERN
            CAMPBELL                     478     28,285           97%      $18.70          94%
            CAPITOLA                     511     46,752           96%      $11.11          93%
            MONTEREY                   1,158     75,341           94%      $14.51          84%
            SANTA CRUZ                   720     48,732           92%      $13.51          86%
            SANTA CLARA                1,050     94,145           97%      $10.83          87%
            PALO ALTO                    611     45,975           82%      $12.82          75%
            SAN JOSE                     790     70,753           97%      $12.03          93%
            SCOTT'S VALLEY               337     31,706           97%      $12.51          89%
            WATSONVILLE                  306     33,167           94%       $9.89          86%
            Sub-total-Cal.Northern     5,961    474,856           94%      $12.60          87%

CALIFORNIA, SOUTHERN
            NORWALK                      917     80,660           96%      $10.38          90%
            COVINA                       713     76,663           91%       $9.33          83%
            OCEANSIDE                  1,197     75,175           89%      $11.54          77%
            SANTEE                       817     82,050           72%       $7.54          68%
            SAN MARCOS                   280     37,200           97%       $6.29          83%
            PANORAMA CITY                789     80,687           86%       $9.39          80%
            RIALTO                       582     58,274           84%       $6.67          73%
            YUCAIPA                      389     38,518           94%       $6.18          87%
            HEMET                        358     45,590           92%       $5.25          88%
            FALLBROOK                    494     48,650           89%       $7.15          77%
            MARINA DEL REY             1,233    114,261           85%      $15.04          79%
            VICTORVILLE                  447     54,323           85%       $5.28          79%
            SAN BERN./BASELINE         1,239    112,201           79%       $6.16          72%
            COLTON                       488     45,184           90%       $6.64          77%





                Property                         Square     Physical   Rent Per      Economic
                Location/Name           Units    Feet       Occupancy  Square Foot   Occupancy
                -------------           -----    ------     ---------  -----------   ---------

            WESTMINSTER                  678     65,907           91%       $9.43          80%
            SAN DIEGO/PT. LOMA         1,537    140,899           71%      $10.45          67%
            GARDEN GROVE                 782     78,443           76%       $9.68          71%
            HIGHLAND                     536     62,339           98%       $6.02          95%
            MORENO                       524     44,981           95%       $7.07          91%
            MIRAMAR CABOT                450     37,476           97%       $9.82          85%
            MIRAMAR ARJONS               851    120,307           87%       $8.47          79%
            TAMARISK                     874     74,939           91%       $7.72          80%
            SAN BERN./23RD ST            778     79,420           81%       $6.23          76%
            SAN BERN./MILL AVE           601     56,675           73%       $6.38          63%
            REDLANDS                     653     71,150           87%       $6.05          83%
            SAN BERN./WATERMAN         1,199    133,384           67%       $4.92          59%
            CHATSWORTH                   830    103,928           84%      $10.25          74%
            PALM-GENE AUTRY              639     72,875           92%       $6.88          85%
            SANTA ANA                    795     86,395           70%      $11.01          60%
            CITY OF INDUSTRY             813     81,647           84%       $7.35          75%
            Sub-total-Cal. Southern   22,483  2,260,201           84%       $8.32          76%

FLORIDA, WESTERN
            LONGWOOD                     621     65,575           91%       $9.75          87%
            TAMPA-ADAMO                  650     81,775           96%       $6.80          92%
            PT RICHEY - HWY 19           499     80,459           89%       $5.73          84%
            FT. MEYERS - SAN CARLOS      413     52,175           94%       $7.56          94%
            SARASOTA                     616     74,595           88%      $10.10          80%
            OLD US41-NAPLES              632     71,725           92%       $6.70          87%
            Sub-total-Fla.Western      3,431    426,304           92%       $7.71          87%

FLORIDA, SOUTHERN
            WPB SOUTH                    703     62,050           95%      $10.38          90%
            WPB II                       745     69,985           86%       $9.36          80%
            SOUTHSIDE BLVD.              789     90,300           96%       $5.59          89%
            IVES DAIRY                   707     76,687           89%      $12.47          80%
            KENDALL                      891     80,670           83%      $13.67          77%
            N. LAUDERDALE - MCNAB        690     64,552           91%      $10.78          87%
            ANSIN BLVD-HALLANDALE      1,139     99,017           91%       $9.74          89%
            TAMIAMI-MIAMI                985     77,512           90%      $12.43          87%
            HWY 441-MIAMI                936     80,541           89%      $11.21          85%
            Sw 84                      1,134     87,251           94%      $12.46          90%
            QUAIL roost                  947     78,033           78%      $11.33          73%
            MIAMI-SUNSET                 947     78,884           94%      $13.36          92%
            DORAL-MIAMI                  881     82,813           83%      $10.85          81%
            DAVIE                      1,260    117,266           75%      $10.96          71%
            Sub-total-Fla.Southern    12,754  1,145,561           88%      $11.00          83%

ATLANTA AREA
            EASTPOINT                    689     65,634           97%       $9.24          88%
            WESTERN HILLS                590     70,425           84%       $6.65          81%
            LILBURN                      554     66,140           97%       $6.82          94%
            SOUTH COBB                   578     54,750           93%       $8.14          87%
            ACWORTH                      302     39,753           91%       $7.08          82%
            Sub-total-Atlanta Area     2,713    296,702           92%       $7.59          87%



                Property                         Square     Physical   Rent Per      Economic
                Location/Name           Units    Feet       Occupancy  Square Foot   Occupancy
                -------------           -----    ------     ---------  -----------   ---------

CHICAGO AREA
            BRICKYARD                    905     91,850           90%       $8.00          88%
            SCHAUMBURG                   602     80,736           94%      $10.32          93%
            CERMAK                       790     63,324           89%      $10.04          89%
            Sub-total-Chicago Area     2,297    235,910           91%       $9.34          90%

KANSAS CITY AREA
            OLATHE - KSC                 437     47,300           93%       $7.29          89%
            OVERLAND PK - KSC            381     47,075           94%       $8.82          87%
            SHAWNEE - KSC                487     56,255           88%       $7.97          78%
            STATE AVENUE-KSC             391     50,125           90%       $6.65          85%
            GRANDVIEW                    507     70,460           93%       $5.22          92%
            RAYTOWN-350 HWY              455     51,050           92%       $5.85          93%
            Sub-total-KC Area          2,658    322,265           91%       $6.85          87%

TCHOUPITOULAS - N.O.                     680     68,622           95%       $9.85          88%

NEW ENGLAND
            E. HARTFORD                  842     85,370           84%       $8.69          70%
            WETHERSFLD                   467     70,250           87%       $7.86          81%
            ENFIELD                      559     66,100           77%       $7.71          65%
            WHITMAN                      337     34,625           97%      $10.79          86%
            HAVERHILL                    545     53,545           96%       $8.73          90%
            NEW BEDFORD                  567     65,675           61%       $8.64          50%
            WORCESTER                    475     65,150           80%       $8.51          74%
            Sub-total-NE               3,792    440,715           82%       $8.55          73%

DC/BALTIMORE AREA
            14TH & U ST.               1,406    107,152           74%      $14.66          69%
            WALDORF                      680     75,875           97%       $8.67          90%
            MILLERSVILLE                 858     82,325           96%       $9.09          92%
            ANNAPOLIS/TROUT              751     65,377           89%      $15.20          77%
            SILVER SPRING                984     88,990           86%      $17.72          75%
            ANNAPOLIS/RTE 50             633     70,880           95%      $14.09          84%
            COLUMBIA                     735     71,285           89%      $15.43          77%
            ESSEX                        530     60,490           90%      $11.78          79%
            MONT. VILLAGE                663     74,633           84%      $12.30          70%
            ROCKVILLE                    948     57,648           94%      $17.24          86%
            FALLS CHURCH                 664     60,763           86%      $13.30          71%
            CHANTILLY                    596     49,400           90%      $14.11          80%
            FAIRFAX STATION              780     64,165           87%      $13.06          80%
            Sub-total-DC/Balt. Area   10,228    928,983           88%      $13.58          78%

DETROIT AREA
            TEL DIXIE                    470     46,350           97%       $7.35          96%
            LINCOLN PARK                 527     63,650           98%       $8.24          96%
            Sub-total-Detroit Area       997    110,000           98%       $7.86          96%

ALBUQUERQUE
            ELLISON/NM                   562     54,635           80%       $8.59          79%
            SAN MATEO/NM                 447     44,285           71%       $8.40          66%
            LOMAS/NM                     413     31,650           83%       $9.59          75%
            ALBUQ.-OSUNA                 665     70,960           84%       $6.52          78%
            MONTGOMERY/NM                546     49,245           78%       $9.49          72%
            LEGION/NM                    495     44,350           87%      $10.15          80%
            ALBUQ.-E. CENTRAL            340     35,750           93%       $6.30          75%
            HOTEL CIRCLE                 130     24,972           37%       $6.23          30%
            ALBUQ.-EUBANK                878     74,025           78%       $6.35          74%
            ALBUQ.-COORS/CENTRAL         388     52,500           89%       $6.08          87%
            Sub-total-Albuquerque      4,864    482,372           80%       $7.66          74%



                Property                         Square     Physical   Rent Per      Economic
                Location/Name           Units    Feet       Occupancy  Square Foot   Occupancy
                -------------           -----    ------     ---------  -----------   ---------

LAS VEGAS
            TROPICANA                    512     57,465           99%       $8.49          90%
            STORTITE/CHARLESTON          520     55,850           94%       $7.51          80%
            DECATUR/OAKEY                553     52,305           98%       $9.16          86%
            LORENZI                      563     56,500          100%       $9.30          91%
            SUNSET SAFSTO                683     69,274           98%       $8.58          89%
            SAHARA                       729    127,370           96%       $6.46          84%
            Sub-total-Las Vegas        3,560    418,764           97%       $7.95          87%

OKLAHOMA CITY
            10TH ST - OKC                530     58,000           79%       $4.89          70%
            AIR DEPOT - OKC              490     54,100           93%       $4.90          88%
            MERIDIAN - OKC               602     82,600           80%       $3.92          72%
            MIDWEST CITY - OKC           522     61,415           96%       $5.28          92%
            NW EXPRESSWAY - OKC          461     51,000           97%       $5.52          91%
            SOONER ROAD/OKC              577     59,900           97%       $5.31          90%
            MOORE - OKC                  418     51,900           92%       $4.82          89%
            Sub-total-OK City          3,600    418,915           90%       $4.88          84%

TULSA
            S. LEWIS-TULSA               559     46,538           90%       $7.05          86%
            SKELLY-TULSA                 366     44,660           60%       $5.29          54%
            SHERIDAN-TULSA               560     66,610           94%       $6.33          88%
            MINGO-TULSA                  768     72,875           83%       $7.31          75%
            PEORIA-TULSA                 499     62,475           77%       $5.91          69%
            Sub-total-Tulsa            2,752    293,158           82%       $6.44          76%

PHILADELPHIA AREA
            PENNSAUKEN                   722     80,750           79%      $10.95          76%
            LAWNSIDE                     638     55,200           91%      $11.30          88%
            CHERRY HILL/CUTHBERT         443     49,120           93%      $10.56          86%
            CHERRY HILL/RTE 70           476     60,676           98%      $10.38          88%
            PHILADELPHIA                 596     70,225           90%      $11.23          86%
            ALLENTOWN                    772     59,900           90%       $8.21          84%
            KING OF PRUSSIA              723     81,900           97%       $9.38          95%
            BETHLEHEM                    795     71,740           90%       $8.69          83%
            WARMINSTER                   545     56,660           90%       $9.42          86%
            WILMINGTON                   633     71,925           91%      $10.49          88%
            Sub-total-Phil. Area       6,343    658,096           91%      $10.06          86%

MEMPHIS
            MEMPHIS-MT. MORIAH           564     53,580           97%      $11.36          93%
            UNION                        529     57,585           92%      $10.45          81%
            GATEWAY                      464     50,875           95%       $6.46          93%
            SUMMER                       577     60,870           90%      $10.81          83%
            MEMPHIS-RIDGEWAY             543     51,750           85%       $7.28          68%
            Sub-total-Memphis          2,677    274,660           92%       $9.37          84%

NASHVILLE                                944    109,800           91%       $7.52          85%

CHATTANOOGA                              463     46,875           92%       $6.65          81%



                Property                         Square     Physical   Rent Per      Economic
                Location/Name           Units    Feet       Occupancy  Square Foot   Occupancy
                -------------           -----    ------     ---------  -----------   ---------

DALLAS/FT WORTH AREA
            EULESS BLVD.                 798    103,276           93%       $6.50          88%
            IRVING-ARPT FREEWAY          827     85,147           87%       $6.47          78%
            S. FREEWAY-FT.WORTH          757     78,118           83%       $5.25          79%
            N. FREEWAY-FT.WORTH          641     87,744           85%       $4.91          80%
            PRESTON                      725     86,775           92%       $9.01          83%
            MIDWAY-DALLAS                480     53,850           92%       $9.05          88%
            FT. WORTH AVE - DALLAS       479     48,202           92%       $6.62          86%
            W. SETTLEMENT-HWY 183      1,640    169,148           88%       $6.32          77%
            Sub-total Dallas/Ft.Worth  6,347    712,260           89%       $6.63          82%

SALT LAKE CITY/UTAH
            OREM                         563     59,500           71%       $6.42          84%
            SANDY                        563     83,760           84%       $7.03          72%
            WEST VALLEY CITY             472     53,275           52%       $6.51          40%
            Sub-total-Salt Lake City   1,598    196,535           71%       $6.70          67%


TOTALS                               105,034 10,714,508           88%       $8.93          81%


                                       PART II


    ITEM 6.   SELECTED FINANCIAL DATA.

              Incorporated herein by reference to page 39 of the Company's 1995 Final Financial Statements, which pages are attached hereto as Exhibit 13.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

              Incorporated herein by reference from the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 1 through 18 of the Company's 1995 Final Financial Statements, which pages are attached hereto as Exhibit 13.

    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The Company's Financial Statements and Supplementary Data for the year ended December 31, 1995, are incorporated herein by reference from pages 19 through 38 of the Company's 1995 Final Financial Statements, which pages are attached hereto as Exhibit 13.

                                       PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

              (a) The following documents are filed as a part of this report and are hereby incorporated by reference:


                                                                    FINAL FINANCIALS FOR       FORM 10-K/A-1
                                                                    --------------------       -------------
                                                                  1995 REPORT (EXHIBIT 13)
                                                                  ------------------------
                                                                                 PAGE NUMBERS
                                                                       (MANUALLY SIGNED ORIGINAL)
                                                                        --------------------------
1.  FINANCIAL STATEMENTS:
    Report of Coopers & Lybrand L.L.P.                                                38                __
    Balance sheets as of December 31, 1995 and 1994                                   19                __
    Statements of operations for the year ended December 31, 1995, and for the period March 24, 1994 (inception) through
     December 31, 1994, for the period January 1, 1994 through
     March 23, 1994 and for the year ended December 31, 1993                          20                __
    Statements of cash flows for the year ended
     December 31, 1995 and for the period March 24, 1994
     (inception) through December 31, 1994, for the period
     January 1, 1994 through March 23, 1994 and for the
     year ended December 31, 1993.                                                    21                __
    Statement of shareholders' equity (Predecessor)                                   22
    Statements of shareholders' equity for the year ended
     December 31, 1995 and for the period March 24, 1994
     (inception) through December 31, 1994                                            23                __
    Notes to financial statements                                                     24                __
    Supplementary information -- Quarterly financial data
     (unaudited)                                                                      37                __
    Selected Financial Data                                                           39                __


         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


    3.   EXHIBITS

    The following exhibits are filed as part of this report:

   EXHIBIT NO.    DESCRIPTION
   ----------     -----------
      3.1*       Amended Charter of Storage USA, Inc. (the "Company").
      3.2*       Restated and Amended Bylaws of the Company.
        4*       Specimen Common Stock Certificate.
     10.1*       Agreement between the Company and certain executive officers prohibiting conflicting self-storage interest.
     10.2*       1993 Omnibus Stock Option Plan
     10.3*       Deed of Trust Promissory Note made by Severn River Associates
                 Limited Partnership ("Severn River") in favor of Aid
                 Association of Lutherans ("AAL")
     10.4*       First Deed of Trust made by Severn River in favor of AAL
     10.5*       SUSA Partnership, L.P. 401(k) Savings Plan

     10.6**      Form of Registration Rights Agreement relating to Operating
                 Partnership unit issuances in 1994
     10.7**      Loan Agreement of the Partnership in favor of First Tennessee
                 National Bank ("FTNB")
     10.8**      Revolving Credit Note of the Partnership in favor of FTNB
     10.9***     Credit Agreement, dated February 8, 1995, among SUSA
                 Partnership, L.P., Storage USA, Inc. And The First National
                 Bank of Chicago, Crestar Bank, and Signet Bank/Virginia
     10.10***    First Amendment to Credit Agreement, dated as of October 31,
                 1995, by and among SUSA Partnership, L.P., Storage USA, Inc.,
                 The First National Bank of Chicago, Crestar Bank, Signet
                 Bank/Virginia and The First National Bank of Chicago
     10.11***    Amended and Restated Promissory Note, dated October 31, 1995, in the amount of $45,000,000 executed by SUSA Partnership,
                 L.P. to The First National Bank of Chicago
     10.12***    Promissory Note dated February 8, 1995, in the amount of
                 $15,000,000 executed by SUSA Partnership, L.P. payable to
                 Crestar Bank.
     10.13***    Promissory Note dated February 8, 1995, in the amount of
                 $15,000,000 executed by SUSA Partnership, L.P. payable to
                 Signet Bank/Virginia
     10.14***    Credit Agreement, dated as of December 21, 1995, by and among
                 SUSA Partnership, L.P., Storage USA, Inc., and The First
                 National Bank of Chicago
     10.15***    Promissory Note, dated December 21, 1995, in the amount of
                 $25,000,000 executed by SUSA Partnership, L.P., payable to The
                 First National Bank of Chicago
     10.16+++    Form of Agreement of General Partners relating to certain
                 Operating Partnership issuances in 1995 and schedule of
                 beneficiaries
     10.17+++    Promissory Note, dated March 23, 1995, in the original
                 principal amount of $2,400,000 executed by the Partnership payable to the order of
     10.18+++    Form of Registration Rights Agreement relating to certain
                 issuances of Operating Partnership units in 1995 and schedule of beneficiaries
     10.19++     Form of stock purchase agreement in connection with the 1995
                 Employee Stock Purchase and Loan Plan, and schedule of
                 participants
     10.20++     Form of Promissory Note in connection with the 1995 Employee
                 Stock Purchase and Loan Plan and Schedule of issuers
     10.21++++   Second Amended and Restated Agreement of Limited Partnership
                 of SUSA Partnership, L.P., dated as of September 21, 1994 (the
                 "Partnership Agreement")
     10.22       Stock Purchase Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.S. and Security
                 Capital U.S. Realty (filed as Exhibit 10.1 to the Company's
                 Current Report on Form 8-K, filed March 7, 1996, and incorporated by reference herein).
     10.23       Strategic Alliance Agreement, dated as of March 1, 1996,
                 between the Company and Security Capital Holdings S.A. and
                 Security Capital U.S. Realty (filed as Exhibit 2.1 to
                 Amendment No. 1 to the Schedule 13D filed March 21, 1996, by
                 Security Capital U.S. Realty and Security Capital Holdings
                 S.A. with respect to the Common Stock of the Company, and incorporated by reference herein).
     10.24       Registration Rights Agreement, dated as of March 19, 1996, between the Company, Security Capital Holdings, S.A. and
                 Security Capital U.S. Realty (filed as Exhibit 2.2 to
                 Amendment No. 1 to the Schedule 13D filed March 21, 1996, by
                 Security Capital U.S. Realty and Security Capital Holdings
                 S.A. with respect to the Common Stock of the Company, and incorporated by reference herein)
     10.25       First Amendment to the Partnership Agreement, dated March 19,
                 1996 (filed as Exhibit 10.3 to the Company's Current report on
                 Form 8-K, filed March 27, 1996, and incorporated by reference herein)
     10.26***    First Amendment to the Adoption Agreement for the Storage USA,
                 Inc. 401(k) Plan
     13          The Company's 1995 Final Financial Statements are incorporated by reference into this Form 10-K/A-1

     21**        Subsidiaries of Registrant

     23          Consent of Coopers & Lybrand L.L.P.

__________________
* Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-74072, as amended, and incorporated by reference herein.
** Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-82764, as amended, and incorporated by reference herein.
+ Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.
++ Filed as an Exhibit to the Company's Current Report on Form 8-K, as amended to Form 8-K/A Filed November 17, 1995, and incorporated by reference herein.
+++ Filed as an Exhibit to the Company's Current Report on form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++ Filed as an Exhibit to the Company's Registration Statement on Form S-3, File No. 33-91302, and incorporated by reference herein.
*** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

                                      SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STORAGE USA, INC.


                                                By:  /s/ John R. Erickson
                                                    ----------------------
                                                    John R. Erickson
                                                    SENIOR VICE PRESIDENT,
                                                    SECRETARY, AND CHIEF
                                                    FINANCIAL OFFICER

                                  STORAGE USA, INC.
                                    EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION                                           PAGE NO.
- -----------       -----------                                           --------
      3.1*       Amended Charter of Storage USA, Inc. (the "Company").
      3.2*       Restated and Amended Bylaws of the Company.
      4*         Specimen Common Stock Certificate.
     10.1*       Agreement between the Company and certain executive officers prohibiting conflicting self-storage interest.
     10.2*       1993 Omnibus Stock Option Plan
     10.3*       Deed of Trust Promissory Note made by Severn River Associates
                 Limited Partnership ("Severn River") in favor of Aid
                 Association of Lutherans ("AAL")
     10.4*       First Deed of Trust made by Severn River in favor of AAL
     10.5*       SUSA Partnership, L.P. 401(k) Savings Plan
     10.6**      Form of Registration Rights Agreement relating to Operating
                 Partnership unit issuances in 1994
     10.7**      Loan Agreement of the Partnership in favor of First Tennessee
                 National Bank ("FTNB")

     10.8**      Revolving Credit Note of the Partnership in favor of FTNB

     10.9*** Credit Agreement, dated February 8, 1995, among SUSA Partnership, L.P., Storage USA, Inc. And The First National Bank of Chicago, Crestar Bank, and Signet Bank/Virginia
     10.10*** First Amendment to Credit Agreement, dated as of October 31, 1995, by and among SUSA Partnership, L.P., Storage USA, Inc., The First National Bank of Chicago, Crestar Bank, Signet Bank/Virginia and The First National Bank of Chicago
     10.11*** Amended and Restated Promissory Note, dated October 31, 1995, in the amount of $45,000,000 executed by SUSA Partnership, L.P. to The First National Bank of Chicago
     10.12*** Promissory Note dated February 8, 1995, in the amount of $15,000,000 executed by SUSA Partnership, L.P. payable to Crestar Bank.
     10.13*** Promissory Note dated February 8, 1995, in the amount of $15,000,000 executed by SUSA Partnership, L.P. payable to Signet Bank/Virginia
     10.14*** Credit Agreement, dated as of December 21, 1995, by and among SUSA Partnership, L.P., Storage USA, Inc., and The First National Bank of Chicago
     10.15*** Promissory Note, dated December 21, 1995, in the amount of $25,000,000 executed by SUSA Partnership, L.P., payable to The First National Bank of Chicago
     10.16+++ Form of Agreement of General Partners relating to certain Operating Partnership issuances in 1995 and schedule of beneficiaries
     10.17+++ Promissory Note, dated March 23, 1995, in the original principal amount of $2,400,000 executed by the Partnership payable to the order of
     10.18+++ Form of Registration Rights Agreement relating to certain issuances of Operating Partnership units in 1995 and schedule of beneficiaries

     10.19++     Form of stock purchase agreement in connection with the 1995
                 Employee Stock Purchase and Loan Plan, and schedule of
                 participants
     10.20++     Form of Promissory Note in connection with the 1995 Employee
                 Stock Purchase and Loan Plan and Schedule of issuers
     10.21++++   Second Amended and Restated Agreement of Limited Partnership
                 of SUSA Partnership, L.P., dated as of September 21, 1994 (the
                 "Partnership Agreement")
     10.22       Stock Purchase Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.S. and Security
                 Capital U.S. Realty (filed as Exhibit 10.1 to the Company's
                 Current Report on Form 8-K, filed March 7, 1996, and incorporated by reference herein).

     10.23 Strategic Alliance Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 2.1 to Amendment No. 1 to the Schedule 13D filed March 21, 1996, by Security Capital U.S. Realty and Security Capital Holdings S.A. with respect to the Common Stock of the Company, and incorporated by reference herein).

     10.24 Registration Rights Agreement, dated as of March 19, 1996, between the Company, Security Capital Holdings, S.A. and Security Capital U.S. Realty (filed as Exhibit 2.2 to Amendment No. 1 to the Schedule 13D filed March 21, 1996, by Security Capital U.S. Realty and Security Capital Holdings S.A. with respect to the Common Stock of the Company, and incorporated by reference herein)

     10.25 First Amendment to the Partnership Agreement, dated March 19, 1996 (filed as Exhibit 10.3 to the Company's Current report on Form 8-K, filed March 27, 1996, and incorporated by reference herein)

     10.26*** First Amendment to the Adoption Agreement for the Storage USA, Inc. 401(k) Plan

     13 The Company's 1995 Final Financial Statements are incorporated by reference into this Form 10-K/A-1

     21**        Subsidiaries of Registrant

     23          Consent of Coopers & Lybrand L.L.P.

 -----------------
* Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-74072, as amended, and incorporated by reference herein.
** Filed as an Exhibit to the Company's Registration Statement on Form S-11, File No. 33-82764, as amended, and incorporated by reference herein.
+ Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.
++ Filed as an Exhibit to the Company's Current Report on Form 8-K, as amended to Form 8-K/A Filed November 17, 1995, and incorporated by reference herein.
+++ Filed as an Exhibit to the Company's Current Report on form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++ Filed as an Exhibit to the Company's Registration Statement on Form S-3, File No. 33-91302, and incorporated by reference herein.
*** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.