Form 10-Q/A
period 1996-03-31
STORAGE USA INC
filed 1996-06-27
CIK 912116

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     FORM 10-Q/A

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

The purpose of this Form 10 Q/A is to amend Item 1 of the Form 10 Q filed May 15, 1996, to revise the form of the statement of operations.

                           PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  STORAGE USA, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                   Three months ended   Three months ended
                                       March 31, 1996     March 31, 1995
                                  ----------------------------------------------
                                   (amounts in thousands, except per share data)
REVENUES:
Rental income                                $20,819               $11,921
Management income                                240                   244
Other income                                     274                   147
                                  ----------------------------------------------
Total revenues                                21,333                12,312
                                  ----------------------------------------------
EXPENSES:
Cost of property operations &
 maintenance                                   5,733                 3,290
Real estate taxes                              1,693                   806
General & administrative                         780                   512
Depreciation & amortization                    2,670                 1,569
                                  ----------------------------------------------
Total expenses                                10,876                 6,177
                                  ----------------------------------------------
INCOME FROM OPERATIONS                        10,457                 6,135
OTHER INCOME (EXPENSE)
Interest expense                              (1,665)                 (157)
Interest income                                  155                    15
                                  ----------------------------------------------
INCOME BEFORE MINORITY INTEREST                8,947                 5,993
Minority interest                               (555)                 (232)
                                  ----------------------------------------------
NET INCOME                                    $8,392                $5,761
                                  ----------------------------------------------
                                  ----------------------------------------------
NET INCOME PER SHARE                           $0.47                 $0.43
WEIGHTED AVERAGE SHARES OUTSTANDING           17,827                13,299
                                  ----------------------------------------------
                                  ----------------------------------------------

                   See notes to consolidated financial statements.

                                  STORAGE USA, INC.
                             CONSOLIDATED BALANCE SHEETS

                                            as of                      as of
                                   March 31, 1996          December 31, 1995
                                   -------------------------------------------
                                   (amounts in thousands, except share data)
ASSETS                                 (unaudited)
Investment in storage facilities,
 at cost:
Land                                     $147,113                   $139,603
Buildings and equipment                   391,050                    369,694
                                   -------------------------------------------
                                          538,163                    509,297
Accumulated depreciation                  (17,031)                   (14,561)
                                   -------------------------------------------
                                          521,132                    494,736

Cash & cash equivalents                     3,011                      3,006
Other assets                               11,165                     11,783
                                   -------------------------------------------
     TOTAL ASSETS                        $535,308                   $509,525
                                   -------------------------------------------
                                   -------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
Line of credit borrowings                 $64,165                   $107,605
Mortgage notes payable                      6,612                      6,670
Accounts payable & accrued expenses         3,389                      5,945
Dividends payable                          10,149                       --
Rents received in advance                   4,184                      3,680
Minority interest                          29,461                     27,438
                                   -------------------------------------------
     TOTAL LIABILITIES                    117,960                    151,338
                                   -------------------------------------------
Commitments and contingencies

Shareholders' equity:
Common stock $.01 par value,
  150,000,000 shares authorized,
  19,552,645 and 17,562,363 shares
  issued and outstanding                      195                        176
Paid in capital                           448,142                    385,989
Notes receivable -- officers               (7,980)                    (6,727)
Accumulated deficit                       (15,831)                   (15,831)
Distributions in excess of net income      (7,178)                    (5,420)
                                   -------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY            417,348                    358,187
                                   -------------------------------------------

    TOTAL LIABILITIES & SHAREHOLDERS'
      EQUITY                             $535,308                   $509,525
                                   -------------------------------------------
                                   -------------------------------------------


                    See notes to consolidated financial statements.

                                  STORAGE USA, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                    Three months ended     Three months ended
                                        March 31, 1996         March 31, 1995
                                   -------------------------------------------
                                              (amounts in thousands)
OPERATING ACTIVITIES:
Net income                                     $8,392                 $5,761

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                 2,670                  1,569
  Minority interest                               555                    232
  Changes in assets and liabilities:
    Other assets                                1,348                   (696)
    Other liabilities                          (2,052)                  (989)
                                   -------------------------------------------
Net cash provided by operating
 activities                                    10,913                  5,877
                                   -------------------------------------------

INVESTING ACTIVITIES:
Acquisition and improvements of
 storage facilities                           (27,329)               (12,065)
Development of storage facilities                (930)                  --
                                   -------------------------------------------
Net cash used in investing
 activities                                   (28,259)               (12,065)
                                   -------------------------------------------

FINANCING ACTIVITIES:
Net borrowings (repayments)
 under line of credit                         (43,440)                 5,850
Mortgage principal payments                       (58)                   (11)
Proceeds from issuance of stock                60,919                   --
Distributions to minority interests               (70)                   (60)
                                   -------------------------------------------
Net cash provided by financing
 activities                                    17,351                  5,779
                                   -------------------------------------------

Net increase (decrease) in cash
 and equivalents                                    5                   (409)
Cash and equivalents,
 beginning of period                            3,006                  3,325
                                   -------------------------------------------
Cash and equivalents, end of period            $3,011                 $2,916
                                   -------------------------------------------
                                   -------------------------------------------
Supplemental schedules of non-cash
 activities:
  Storage facilities acquired in
   exchange for Operating
  Partnership Units                            $1,538                   --
  Common Stock issued in exchange
   for notes receivable                        $1,253                   --
                                   -------------------------------------------
                                   -------------------------------------------

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

2.     ORGANIZATION

Storage USA, Inc. (the "Company"), a Tennessee corporation, was formed in 1985 to own, develop, construct and operate self-storage facilities throughout the United States. On March 23, 1994, the Company completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share.

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

3.     CAPITAL STOCK

                           FORMATION OF STRATEGIC ALLIANCE
On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S.Realty (US Realty), an affiliate of Security Capital Group. Under the Stock Purchase Agreement, subject to the terms and conditions thereof, US Realty will invest a total of $220,000 in the Company, initially place two of its nominees on the Company's Board of Directors, one of whom the Company has been informed will be William D. Sanders, Chairman of the Board and Chief Executive Officer of Security Capital Group, and make available to the Company certain strategic advice, research and related information and expertise (the "Strategic Alliance"). As part of the transaction, on March 19, 1996, the Company issued to US Realty 1,948,882 shares of Common Stock, approximately 10.0% of the

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (CONTINUED)
                                    MARCH 31, 1996
                     (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


outstanding Common Stock, at a price of $31.30 per share, plus a purchase price adjustment for accrued dividends, less issuance costs. At the same time, the Company executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty.

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

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (CONTINUED)
                                    MARCH 31, 1996
                     (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.     INVESTMENT IN STORAGE FACILITIES

       The following summarizes activity in storage facilities during the period:

            COST:
              Balance on January 1, 1996           $509,297
              Property acquisitions                  24,578
              Land acquisitions                       2,200
              Improvements                            2,088
                                                   ---------
            Balance at March 31, 1996              $538,163
                                                   ---------
                                                   ---------
            ACCUMULATED DEPRECIATION:
             Balance at January 1, 1996             $14,561
             Additions during the period              2,470
                                                   ---------
             Balance at March 31, 1996              $17,031
                                                   ---------
                                                   ---------
       Unaudited pro forma combined results of operations of the Company for three months ended March 31, 1996 are presented below. Such pro forma presentation has been prepared assuming that the acquisition of the 6 properties acquired during the quarter had been completed as of January 1, 1996.

                                                Pro Forma for
                                                quarter ended
                                                March 31, 1996
                                                --------------

            Revenues                               $ 22,224
            Net income                             $  9,271
            Earnings per share                     $   0.49

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


                                         Dated: June 27, 1996

                                         Storage USA, Inc.



                                         By: /s/ John R. Erickson
                                             ----------------------------------
                                             John R. Erickson
                                             SENIOR VICE PRESIDENT, CHIEF
                                               FINANCIAL OFFICER, SECRETARY AND
                                              TREASURER (PRINCIPAL FINANCIAL
                                              AND ACCOUNTING OFFICER)