Form 10-Q
period 1996-06-30
STORAGE USA INC
filed 1996-08-14
CIK 912116

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1996
                         or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to

Commission File Number: 001-12910

                               STORAGE USA, INC.
            (Exact name of registrant as specified in its charter)

                                   Tennessee
                       (State or other jurisdiction of
                        incorporation or organization)

                                  62-1251239
                                 (IRS Employer
                            Identification Number)

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

 Common Stock, $.01 par value, 21,474,692  shares outstanding at August 14,
1996

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
                               Storage USA, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)
                 (amounts in thousands, except per share data)

                                                Three months ended  Three months ended    Six months ended    Six months ended
                                                     June 30, 1996       June 30, 1995       June 30, 1996       June 30, 1995
                                                ==================  ==================    ================    ================
PROPERTY REVENUES:
Rental income                                              $23,770             $15,834             $44,590             $27,806
Management income                                              206                 199                 446                 443
Other income                                                   380                 200                 654                 347
                                                ------------------  ------------------    ----------------    ----------------

Total property revenues                                     24,356              16,233              45,690              28,596
                                                ------------------  ------------------    ----------------    ----------------

PROPERTY EXPENSES:
Cost of property operations & maintenance                    6,376               4,621              12,113               7,911
Taxes                                                        2,051               1,094               3,744               1,900
General & administrative                                       969                 597               1,749               1,109
Depreciation & amortization                                  2,762               1,835               5,433               3,404
                                                ------------------  ------------------    ----------------    ----------------

Total property expenses                                     12,158               8,147              23,039              14,324
                                                ------------------  ------------------    ----------------    ----------------

INCOME FROM PROPERTY OPERATIONS                             12,198               8,086              22,651              14,272
                                                ------------------  ------------------    ----------------    ----------------

OTHER INCOME (EXPENSE):
Interest expense                                            (1,558)             (1,063)             (3,223)             (1,220)
Interest income                                                175                  22                 330                  37
                                                ------------------  ------------------    ----------------    ----------------

INCOME BEFORE MINORITY INTEREST                             10,815               7,045              19,758              13,089

Minority interest                                             (670)               (385)             (1,225)               (617)
                                                ------------------  ------------------    ----------------    ----------------

NET INCOME                                                 $10,145              $6,660             $18,533             $12,472
                                                ==================  ==================    ================    ================


NET INCOME PER SHARE                                         $0.52               $0.47               $0.99               $0.90
                                                ==================  ==================    ================    ================

WEIGHTED AVERAGE SHARES OUTSTANDING                         19,553              14,316              18,690              13,810
                                                ==================  ==================    ================    ================





               See notes to consolidated financial statements.

                               STORAGE USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                              as of                as of
                                                      June 30, 1996    December 31, 1995
                                                 ==================   ==================
                                                    (unaudited)
ASSETS

Investments in storage facilities, at cost:
Land                                                       $175,402             $139,603
Buildings and equipment                                     467,248              369,694
                                                 ------------------   ------------------
                                                            642,650              509,297

Accumulated depreciation                                    (19,637)             (14,561)
                                                 ------------------   ------------------
                                                            623,013              494,736

Cash & cash equivalents                                       3,318                3,006
Other assets                                                  7,734               11,783
                                                 ------------------   ------------------

     TOTAL ASSETS                                          $634,065             $509,525
                                                 ==================   ==================

LIABILITIES & SHAREHOLDERS' EQUITY

Notes payable                                              $147,435             $107,605
Mortgage notes payable                                       13,604                6,670
Accounts payable & accrued expenses                           5,565                5,945
Dividends payable                                            11,000                 -
Rents received in advance                                     4,302                3,680
Minority interest                                            35,851               27,438
                                                 ------------------   ------------------

     TOTAL LIABILITIES                                      217,757              151,338
                                                 ------------------   ------------------

Commitments and contingencies

Shareholders' equity:
Common stock $.01 par value, 150,000,000 shares                 195                  176
authorized, 19,554,759 and 17,562,363
shares issued and outstanding
Paid-in capital                                             447,944              385,989
Notes receivable - officers                                  (7,965)              (6,727)
Accumulated deficit                                         (15,831)             (15,831)
Distributions in excess of net income                        (8,035)              (5,420)
                                                 ------------------   ------------------

     TOTAL SHAREHOLDERS' EQUITY                             416,308              358,187
                                                 ------------------   ------------------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $634,065             $509,525
                                                 ==================   ==================



                See notes to consolidated financial statements.

                               STORAGE USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (amounts in thousands)

                                                      Six months ended   Six months ended
                                                         June 30, 1996      June 30, 1995
                                                      ================   ================
OPERATING ACTIVITIES:

Net Income                                                     $18,533            $12,472

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                               5,433              3,404
     Minority interest                                           1,225                617
     Changes in assets and liabilities:
          Other assets                                          (2,300)            (1,675)
          Other liabilities                                        242              1,117
                                                      ----------------   ----------------
Net cash provided by operating activities:                      23,133             15,935
                                                      ================   ================

INVESTING ACTIVITIES:
Acquisition and improvements of storage facilities            (106,619)          (117,879)
Developments placed in service                                  (2,274)             -
Other improvements                                              (3,412)              (741)
                                                      ----------------   ----------------
Net cash used in investing activities                         (112,305)          (118,620)
                                                      ================   ================

FINANCING ACTIVITIES:
Net borrowings under line of credit                             39,830              2,000
Mortgage principal payments                                       (127)               (22)
Cash dividends                                                 (10,149)            (6,782)
Proceeds from issuance of stock                                 60,736            107,835
Distribution to minority interests                                (806)              (268)
                                                      ----------------   ----------------
Net cash provided by financing activities                       89,484            102,763
                                                      ================   ================

Net increase in cash and equivalents                               312                 78
Cash and equivalents, beginning of period                        3,006              3,325
                                                      ----------------   ----------------
Cash and equivalents, end of period                             $3,318             $3,403
                                                      ================   ================

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
 Common Stock issued in exchange for notes receivable           $1,253               -
 Mortgages assumed on storage facilities acquired               $7,061               -
 Storage facilities acquired in exchange for Operating
  Partnership Units                                             $7,994            $12,881
                                                      ================   ================



                See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                 (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     In June of 1996, the Company formed Storage USA Trust (the "Trust"), Maryland real estate investment trust of which it is the sole shareholder, and transferred approximately 79% of the Company's interest in the Operating Partnership to the Trust. The Company remains the sole general partner of the Operating Partnership.

3.   CAPITAL STOCK
                        FORMATION OF STRATEGIC ALLIANCE

     On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty (US Realty), an affiliate of Security Capital Group. Under the Stock Purchase Agreement, subject to the terms and conditions thereof, US Realty will invest a total of $220,000 in the Company, initially place two of its nominees on the Company's Board of Directors, and make available to the Company certain strategic advice, research and related information and expertise (the "Strategic Alliance"). As part of the transaction, on March 19, 1996, the Company issued to US Realty 1,948,882 shares of Common Stock, approximately 10.0% of the outstanding Common Stock, at a price of $31.30 per share, plus a purchase price adjustment for accrued dividends, less issuance costs.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                 JUNE 30, 1996
                 (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   CAPITAL STOCK (CONTINUED)

     At the same time, the Company executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty.

     The Company agreed to submit to the shareholders a proposal to amend the ownership limitations of the Company's Charter to permit US Realty to acquire up to 37.5% of the Company's capital stock. The Strategic Alliance, the amendment and certain related transactions were approved by shareholders at the Company's 1995 annual meeting held June 5, 1996.

     On July 8, 1996, the Company issued 1,916,933 shares of common stock to US Realty at a price of $31.30 per share, plus an adjustment for accrued dividends, less issuance costs. Prior to December 31, 1996, the Company will issue to US Realty an additional 3,162,939 shares of the Company's common stock at the same price for aggregate consideration of approximately $99,000. The proceeds of these fundings will be contributed to the Operating Partnership in exchange for additional Operating Partnership Units and used to support the acquisition and development of self-storage facilities.



                     EMPLOYEE STOCK PURCHASE AND LOAN PLAN

     In March of 1996, the Company issued 40,000 shares of its common stock under the 1995 Employee Stock Purchase and Loan Plan. Pursuant to the terms of the plan, the Company and certain officers entered into stock purchase agreements whereby the officers purchased common stock at the then current stock price. The Company provides 100% financing for the purchase of the shares with interest at 7% per anum payable quarterly. The underlying notes are secured by the shares and mature in November 2002. At June 30, 1996, there are 270,000 shares issued and outstanding under the plan.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                 JUNE 30, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   INVESTMENT IN STORAGE FACILITIES

     The following summarizes activity in storage facilities during the period:

COST:
  Balance on January 1, 1996                             $  509,297
        Property acquisitions                               117,735
        Land acquisitions                                     3,940
        Developments placed in service                        8,266
        Improvements                                          3,412
                                                         ----------
  Balance on June 30, 1996                               $  642,650
                                                         ==========

ACCUMULATED DEPRECIATION:
  Balance on January 1, 1996                             $   14,561
        Additions during the period                           5,076
                                                         ----------
  Balance on June 30, 1996                               $   19,637
                                                         ==========

     Unaudited pro forma combined results of operations of the Company for six months ended June 30, 1996 are presented below. Such pro forma presentation has been prepared assuming that the acquisition of the 32 properties acquired during the six month period ended June 30, 1996, had been completed as of January 1, 1996.

                                               PRO FORMA FOR
                                            SIX MONTHS ENDED
                                               JUNE 30, 1996
                      Revenues                      $ 49,712
                      Net income                    $ 19,481
                      Earnings per share              $ 1.04

     The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                 JUNE 30, 1996
                 (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5.   NOTES PAYABLE

     Notes payable at June 30, 1996 consist of $75,000 of borrowings under a $75,000 line of credit with a group of commercial banks, $22,435 of borrowings under a $30,000 line of credit with a commercial bank, and $50,000 of borrowings under a $50,000 term loan with a commercial bank. These lines of credit and the term loan bear interest at various spreads over LIBOR. During the quarter ended June 30, 1996, the weighted average borrowings were $92,406, and the weighted average interest rate was 6.8%.



6.   SUBSEQUENT EVENTS

     Subsequent to June 30, 1996, the Company has completed the acquisition of 15 self-storage facilities for approximately $53,951. These acquisitions were financed through operating cash flows, borrowings under the available line of credit, and the issuance of 1,916,333 shares of Common Stock to US Realty, on July 8, 1996, at a price of $31.30 per share, plus an adjustment for accrued dividends, less issuance costs.

     The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $13,980. These acquisitions are subject to customary conditions to closing including satisfactory due diligence and should close during the third quarter. Should these contracts be disapproved, the costs incurred by the Company would be immaterial.

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

Due to the substantial number of facilities acquired from June 30, 1995 to June 30, 1996, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Company to compare certain information using occupancy, per square foot and pro forma data.

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


RESULTS OF OPERATIONS- QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995.

In the second quarter of 1996, the Company reported growth in revenue, Net Operating Income and net income, respectively, of $8.1 million, $5.4 million and $3.5 million over the same quarter of 1995. Since June 30, 1995, the Company has acquired 59 facilities and completed construction of and opened 2 new facilities. These 61 facilities added 4.05 million square feet, bringing the total square feet of the 206 facilities owned by the Company at June 30, 1996 to 13.9 million. For the second quarter of 1996, the 98 facilities owned during the entire second quarter of 1995 provided 55.4% of the Company's rental income. These same facilities' rental income grew 8.0% over 1995 results. The majority of this growth was provided by an approximate 8.0% rate increase. At June 30, 1996, the physical and economic occupancy and rent per square foot on the 132 facilities owned at June 30, 1995, was 90%, 84%, and $9.59, respectively, while the figures as of June 30, 1995, were 90%, 83%, and $8.91, respectively. The Company's portfolio of facilities as a whole had an average occupancy at June 30, 1996 of 89% physical and 82% economic, with an average rent per square foot of $9.48. Management income for the quarter ended June 30, 1996 remained relatively consistent with 1995. Other income, which reflects primarily sales of lock and packaging products and truck rentals, increased primarily due to the increase in the number of properties owned.

Cost of property operations and maintenance was $6.4 million for the quarter ended June 30, 1996, representing a $1.75 million increase over the second quarter of 1995. Cost of property operations and maintenance was 26.2% of revenues for the quarter ended June 30, 1996 and 28.5% of revenue for the quarter ended June 30, 1995. The higher costs as a percentage of revenues during the second quarter of 1995 were due to the acquisition of 32 facilities during that quarter. These costs, along with the cost of area and district managers added during that quarter, preceded the revenue growth related to the implementation of the Company's marketing and pricing strategies.

Tax expense increased from $1.1 million or 6.7 % of revenues for the quarter ended June 30, 1995 to $2.05 million or 8.4% of revenue for the quarter ended June 30, 1996. This growth as a percentage of revenue reflects both the impact of reassessments on the properties purchased during 1994 and 1995 and the increased state and franchise taxes as the Company moves into new states and expands in current states. The majority of the property tax increase is attributable to reassessments on acquisitions with the remainder attributable to increased tax rates or reassessments on properties owned for a full year.

General and administrative expense increased from $0.58 million to $0.97 million for the second quarter of 1996 from the comparable quarter of 1995.
As a percentage of revenues the expense increased from 3.7% for the quarter ended June 30, 1995 to 3.9% for the quarter ended June 30, 1996. The growth in expense reflects the Company's expansion of its administration, development and acquisition, management information systems, and human resource departments, in connection with its ongoing growth strategy.

Depreciation expense increased to $2.76 million for the quarter ended June 30, 1996 from $1.8 million for the comparable period in 1995, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $342 million in depreciable assets since July 1, 1995.

Interest expense for the quarter ended June 30, 1996, was $1.56 million as compared to $1.1 million for the comparable period in 1995. The 1996 second quarter interest expense represents weighted average borrowings of $92.4 million under the Company's lines of credit at a weighted average interest rate of 6.8%.

Interest income was $0.18 million for the quarter ended June 30, 1996 as compared to $0.02 million for the quarter ended June 30, 1995. Interest income in 1996 represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan.

Minority interest grew from $0.38 million for the quarter ended June 30, 1995 to $0.67 million for the quarter ended June 30, 1996, as the Company issued approximately 398,000 Operating Partnership units in connection with the acquisition of certain facilities from July 1, 1995 to June 30, 1996.


RESULTS OF OPERATIONS- SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

In the first six months of 1996, the Company reported growth in revenue, Net Operating Income and net income, respectively, of $17.1 million, $11.0 million and $6.1 million over the same period of 1995. Management income for the six months ended June 30, 1996 remained relatively consistent with 1995. Other income, which reflects primarily sales of lock and packaging products and truck rentals, increased primarily due to the increase in the number of properties owned.

Cost of property operations and maintenance was $12.1 million for the six months ended June 30, 1996, representing a $4.2 million increase over the first six months of 1995. Cost of property operations and maintenance was 26.5% of revenues for the six months ended June 30, 1996 and 27.7% for the six months ended June 30, 1995. The higher costs during 1995 were as a result of the Company implementing its facility operating cost structure, along with the addition of area and district managers. These costs preceded the revenue growth related to the implementation of the Company's marketing and pricing strategies.

Tax expense increased from $1.9 million or 6.6% of revenues for the six months ended June 30, 1995 to $3.7 million or 8.2% of revenue for the six months ended June 30, 1996. This growth as a percentage of revenue reflects both the impact of reassessments on the properties purchased during 1994 and 1995 and the increased state and franchise taxes as the Company moves into new states and expands in current states. The majority of the real estate tax increase is attributable to reassessments on acquisitions with the remainder attributable to increased tax rates or reassessments on properties owned for a full year.

General and administrative expense increased from $1.1 million to $1.7 million for the first six months of 1996 from the comparable six months of 1995. As a percentage of revenues, this category of expense fell from 3.9% for the six months ended
June 30, 1995 to 3.8% for the six months ended June 30, 1996. The Company expects that the gross expense will grow as the Company expands its administration, development and acquisition, management information systems, and human resource departments, in connection with its ongoing growth strategy.

Depreciation expense increased to $5.4 million for the six months ended June 30, 1996 from $3.4 million for the comparable period in 1995, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $342 million in depreciable assets since July 1, 1995.

Interest expense for the six months ended June 30, 1996 was $3.2 million as compared to $1.2 million for the comparable period in 1995. For the six months ended June 30, 1996, interest expense represents weighted average borrowings of $99.6 million under the Company's lines of credit at a weighted average interest rate of 6.4%.

Interest income was $0.3 million for the six months ended June 30, 1996 as compared to $0.04 million for the six months ended June 30, 1995. Interest income in 1996 represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan.

Minority interest grew from $0.6 million for the six months ended June 30, 1995 to $1.2 million for the six months ended June 30, 1996, as the Company issued approximately 398,000 operating partnership units in connection with the acquisition of certain facilities from July 1, 1995 to June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations grew to $23.2 million for the six months ended June 30, 1996 from $15.9 million for the six months ended June 30, 1995. This increase is a result of the Company's net income growing $6.1 million or 48.6%, over the prior six month period, primarily as a result of the increase in number of facilities owned, and the improvement of operations at the facilities acquired.

During the first six months of 1996, the Company acquired 32 facilities totaling 2,057,000 square feet for a cost of $114.4, million including the issuance of 246,000 operating partnership units valued at $8.0 million. In addition to its acquisitions during the period, the Company opened a newly constructed 68,000 square foot facility in Northern Virginia and a 28,000 square foot expansion in Sarasota, Florida. The Company currently has plans to develop 19 new facilities, primarily in the Washington, DC and Memphis, Tennessee areas. Of these, five projects are under construction or are in construction planning, with expected costs totaling $14.0 million and completion dates anticipated to be in the second quarter of 1997. Expansions are planned for 14 existing facilities, and of these, 10 are under way with planned completion dates ranging from the fourth quarter of 1996 to the second quarter of 1997. Estimate costs of the 10 expansions under way are $10.2 million.

On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty ("US Realty"), an affiliate of Security Capital Group. Under the Stock Purchase Agreement, and pursuant to the terms and conditions thereof, US Realty will invest a total of $220 million in the Company by December 31, 1996, initially place two of its nominees on the Company's Board of Directors, and make available to the Company certain strategic advice, research and related information and expertise (the "Strategic Alliance"). As part of the transaction, on March 19, 1996, the Company issued to US Realty 1,948,882 shares of Common Stock, approximately 10.0% of the outstanding Common Stock, at a price of $31.30 per share, plus a purchase price adjustment for accrued dividends. At the same time, the Company executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty. The Company used the proceeds of the offering to pay off $43.4 million of borrowings under the available lines of credit, for property acquisitions, and for working capital. On July 8, 1996, the Company issued 1,916,933 shares of common stock to US Realty at a price of $31.30 per share, plus an adjustment for accrued dividends, less issuance costs.

At June 30, 1996, the Company had $147.4 million of borrowings outstanding on its lines of credit, $3.4 million of fixed rate debt maturing in 2001, $2.3 million of fixed rate debt maturing in 2006, and $0.9 million of fixed rate debt maturing in 2000. During the quarter, the Company assumed two variable rate mortgages totaling $7.0 million and maturing in 2001. The weighted average balance and interest rate on these mortgages was $4.6 million and 9.01%, respectively. The Company had $7.6 million of unused borrowing capacity under its lines of credit at June 30, 1996.

During the period, the Company issued approximately 246,000 units of limited partnership interest in the Operating Partnership ("Units") valued at approximately $8.0 million in connection with the acquisition of facilities. The Company's acquisition of self-storage facilities using Units as consideration may partially defer the seller's tax liability.

The Company has entered into various property acquisition contracts for facilities with an aggregate cost of approximately $13.9 million. These acquisitions are subject to customary conditions to closing including satisfactory due diligence and should close during the third quarter. Should these contracts be disapproved, the costs incurred by the Company would be immaterial.

The Operating Partnership filed a shelf registration statement relating to $250 million of unsecured non-convertible senior debt securities. This registration statement was declared effective on July 30, 1996, and should enable the Operating Partnership to access the public debt markets efficiently at opportune times.

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

Effective January 1, 1996, the National Association of Real Estate Investment Trusts amended its definition of FFO. The impact of conforming to the amended definition was to reduce FFO available to the Company's stockholders by approximately $37,000 and $87,000, and $136,000 and $240,000 for the three and six month periods ended June 30, 1996 and June 30, 1995, respectively. Because of the change in the definition of FFO, FFO for the Company may not be comparable to similiarly titled measures of operating performance disclosed by other companies.

The following table illustrates the components of the Company's FFO and FFO per share for the quarters ended June 30, 1996 and June 30, 1995.

                                                  Three months          Three months              Six months            Six months
                                                         ended                 ended                   ended                 ended
                                                 June 30, 1996         June 30, 1995           June 30, 1996         June 30, 1995
                                            ======================================================================================
Net Income                                            $ 10,145              $ 6,660                 $ 18,533             $ 12,472

Depreciation of real property                            2,591                1,660                    5,036                2,894

Amortization of lease guarantees
                                                            15                   76                       68                  268

Amortization of non-compete                                 21                   63                       83                  126
                                            --------------------------------------------------------------------------------------

Consolidated FFO                                        12,772                8,459                   23,720               15,760

Minority interest share of
  Depreciation and amortization                           (152)                 (86)                    (293)                (101)
                                            --------------------------------------------------------------------------------------

FFO available to Company
shareholders                                           $12,620              $ 8,373                 $ 23,427             $ 15,659
                                            ======================================================================================

FFO per share                                            $0.65                $0.59                    $1.25                $1.13
                                            ======================================================================================


The Company, in order to qualify as a REIT, is required to distribute a substantial portion of its net income as dividends to its shareholders. While the Company's goal is to generate and retain sufficient cash flow to meet its operating, capital, and debt service needs, its dividend requirements may require the Company to utilize its bank lines of credit to finance property acquisitions and development and major capital improvements. For the year ended December 31, 1995, distributions were approximately 85% of the Company's FFO.

The Company has incurred approximately $0.43 million for regularly scheduled maintenance and repairs during the six months ended June 30, 1996. For the year, the Company expects to incur approximately $1.2 million for scheduled maintenance and repairs and approximately $5.9 million to conform facilities acquired during 1995 and 1994 to Company standards.

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

RECENT ACCOUNTING DEVELOPMENTS

In October of 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (AFAS 123") was issued. The standard is effective for fiscal years beginning after December 15, 1995. The Company has elected to continue expense recognition under APB 25, and disclosing pro forma net income, and earnings per share information based on the FAS 123 fair value methodology.

                          PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibit 27 - Financial Data Schedule.

     b.   Reports on Form 8-K

          On June 21, 1996, the Company filed a Current Report on Form 8-K reporting the acquisition of 29 self storage facilities.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Dated:    August 14, 1996

                                   Storage USA, Inc.



                         By:        /s/ Thomas E. Robinson
                                   -----------------------
                                   Thomas E. Robinson
                                   President & Chief Financial
                                   Officer
                                   (Principal Financial and
                                   Accounting Officer)