Form 10-Q
period 1996-09-30
STORAGE USA INC
filed 1996-11-14
CIK 912116

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[x]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                    For the quarter ended September 30, 1996
                                       or
              Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange
                                 Act of 1934
                 For the transition period from          to

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

Common Stock, $.01 par value, 24,649,537 shares outstanding at November 14,
1996

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                               STORAGE USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (amounts in thousands, except per share data)


                                                 Three months ended   Three months ended    Nine months ended      Nine months ended
                                                 September 30, 1996   September 30, 1995   September 30, 1996     September 30, 1995
                                                -------------------  -------------------  -------------------    -------------------
PROPERTY REVENUES:
Rental income                                              $28,806              $18,281              $73,396                $46,276
Management income                                              113                  224                  560                    808
Other income                                                   516                  162                1,170                    342
                                                -------------------  -------------------  -------------------    -------------------

Total property revenues                                     29,435               18,667               75,126                 47,426
                                                -------------------  -------------------  -------------------    -------------------

PROPERTY EXPENSES:
Cost of property operations & maintenance                    7,816                4,865               19,933                 12,854
Taxes                                                        2,419                1,376                6,163                  3,356
General & administrative                                     1,318                  697                3,067                  1,806
Depreciation & amortization                                  3,380                2,273                8,813                  5,677
                                                -------------------  -------------------  -------------------    -------------------

Total property expenses                                     14,933                9,211               37,976                 23,693
                                                -------------------  -------------------  -------------------    -------------------

INCOME FROM PROPERTY OPERATIONS                             14,502                9,456               37,150                 23,733
                                                -------------------  -------------------  -------------------    -------------------

OTHER INCOME (EXPENSE):
Interest expense                                            (2,626)                (454)              (5,848)                (1,667)
Interest income                                                176                   21                  506                     58
                                                -------------------  -------------------  -------------------    -------------------

INCOME BEFORE MINORITY INTEREST
AND GAIN ON INVESTMENT                                      12,052                9,023               31,808                 22,124

Gain on investment                                             288                    0                  288                      0
                                                -------------------  -------------------  -------------------    -------------------

Income before minority interest                             12,340                9,023               32,096                 22,124

Minority interest                                             (690)                (495)              (1,915)                (1,112)
                                                -------------------  -------------------  -------------------    -------------------

NET INCOME                                                 $11,650               $8,528              $30,181                $21,012
                                                ===================  ===================  ===================    ===================


NET INCOME PER SHARE                                         $0.55                $0.49                $1.54                  $1.40
                                                ===================  ===================  ===================    ===================

WEIGHTED AVERAGE SHARES OUTSTANDING                         21,364               17,331               19,588                 15,001
                                                ===================  ===================  ===================    ===================





                See notes to consolidated financial statements .

                               STORAGE USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                                   as of                             as of
                                                                       September 30, 1996                December 31, 1995
                                                                   ----------------------           ----------------------
                                                                           (unaudited)
ASSETS
Investments in storage facilities, at cost:
Land                                                                            $197,885                         $139,603
Buildings and equipment                                                          532,535                          369,694
                                                                   ----------------------           ----------------------
                                                                                 730,420                          509,297

Accumulated depreciation                                                         (22,880)                         (14,561)
                                                                   ----------------------           ----------------------
                                                                                 707,540                          494,736

Cash & cash equivalents                                                            3,169                            3,006
Other assets                                                                       8,942                           11,783
                                                                   ----------------------           ----------------------

     TOTAL ASSETS                                                               $719,651                         $509,525
                                                                   ======================           ======================

LIABILITIES & SHAREHOLDERS' EQUITY

Notes payable                                                                    $66,138                         $107,605
Mortgage notes payable                                                            17,972                            6,670
Accounts payable & accrued expenses                                                7,401                            5,945
Dividends payable                                                                 11,987                             -
Rents received in advance                                                          4,651                            3,680
Minority interest                                                                 36,485                           27,438
                                                                   ----------------------           ----------------------

     TOTAL LIABILITIES                                                           144,634                          151,338
                                                                   ----------------------           ----------------------

Commitments and contingencies

Shareholders' equity:
Common stock $.01 par value, 150,000,000 shares                                      246                              176
 authorized, 24,639,192 and 17,562,363
 shares issued and outstanding
Paid-in capital                                                                  607,030                          385,989
Notes receivable - officers                                                       (8,066)                          (6,727)
Accumulated deficit                                                              (15,831)                         (15,831)
Distributions in excess of net income                                             (8,362)                          (5,420)
                                                                   ----------------------           ----------------------

     TOTAL SHAREHOLDERS' EQUITY                                                  575,017                          358,187
                                                                   ----------------------           ----------------------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                   $719,651                         $509,525
                                                                   ======================           ======================

                See notes to consolidated financial statements.

                               STORAGE USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)


                                                               Nine months ended               Nine months ended
                                                              September 30, 1996              September 30, 1995
                                                         -----------------------          ----------------------
OPERATING ACTIVITIES:

Net Income                                                              $30,181                         $21,012

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                        8,813                           5,677
     Minority interest                                                    1,915                           1,112
     Gain on investment                                                    (288)                              -
     Changes in assets and liabilities:
          Other assets                                                   (2,495)                         (4,266)
          Other liabilities                                               2,427                           2,382
                                                         -----------------------          ----------------------
Net cash provided by operating activities:                               40,553                          25,917
                                                         =======================          ======================

INVESTING ACTIVITIES:
Acquisition and improvements of storage facilities                     (192,129)                       (177,638)
Developments placed in service                                           (3,758)                              -
                                                         -----------------------          ----------------------
Net cash used in investing activities                                  (195,887)                       (177,638)
                                                         =======================          ======================

FINANCING ACTIVITIES:
Net borrowings under lines of credit                                    (41,467)                         56,900
Mortgage principal payments                                                (199)                            (35)
Mortgage principal borrowings                                                                             2,542
Cash dividends                                                          (21,136)                        (15,682)
Proceeds from issuance of stock                                         219,772                         107,776
Distribution to minority interests                                       (1,473)                           (725)
                                                         -----------------------          ----------------------
Net cash provided by financing activities                               155,497                         150,776
                                                         =======================          ======================

Net increase in cash and equivalents                                        163                            (945)
Cash and equivalents, beginning of period                                 3,006                           3,325
                                                         -----------------------          ----------------------
Cash and equivalents, end of period                                      $3,169                          $2,380
                                                         =======================          ======================

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
 Common Stock issued in exchange for notes receivable                    $1,345                           -
 Mortgages assumed on storage facilities acquired                       $11,501                           -
 Storage facilities acquired in exchange for Operating
  Partnership Units                                                      $8,605                         $14,427
                                                         =======================          ======================


                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         Interim consolidated financial statements of Storage USA, Inc. (the "Company") are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as amended by Form 10-K/A, as filed with the Securities and Exchange Commission.

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

         In June of 1996, the Company formed Storage USA Trust (the "Trust"), a Maryland real estate investment trust, of which it is the sole shareholder, and transferred approximately 99% of the Company's interest in the Operating Partnership to the Trust. The Company remains the sole general partner of the Operating Partnership.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                               SEPTEMBER 30, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.       CAPITAL STOCK

                        FORMATION OF STRATEGIC ALLIANCE

         On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty ("US Realty"), an affiliate of Security Capital Group. Under the Stock Purchase Agreement, subject to the terms and conditions thereof, US Realty invested a total of $220,000 in the Company, placed two of its nominees on the Company's Board of Directors, and continues to make available to the Company certain strategic advice, research and related information and expertise (the "Strategic Alliance"). On March 19, 1996, the Company executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty. As part of the Strategic Alliance, the Company agreed to amend the ownership limitations of the Company's Charter to permit US Realty to acquire up to 37.5% of the Company's capital stock. The Strategic Alliance, the amendment and certain related transactions were approved by shareholders at the Company's 1995 annual meeting held June 5, 1996.

         U.S. Realty made the following purchases of the Company's common stock pursuant to the Stock Purchase Agreement during the nine months ended September 30, 1996:


                                        # of                                             Gross
         Date                          shares          Price                          Proceeds
         -------------------------------------------------------------------------------------
         March 19, 1996               1,948,882        $31.30 per share             $   61,000
         July 8, 1996                 1,916,933        plus an adjustment               60,000
         September 30, 1996           3,162,939        for accrued dividends            99,000
                                                                                    ----------
                                                                                    $  220,000




         The proceeds of these sales were used to pay down the Company's credit lines, for the acquisition and development of self-storage facilities, and for working capital.

         In addition to the purchases of common stock from the Company, according to public filings, U.S. Realty acquired an additional 1,520,790 shares on the open market through October 25, 1996, and owned a total of 8,549,544 shares, or 34.7%, of the Company's outstanding common stock on that date. The Company did not receive any proceeds from these open market purchases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                               SEPTEMBER 30, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                     EMPLOYEE STOCK PURCHASE AND LOAN PLAN

         In the nine month period ending September 30, 1996, the Company issued 43,000 shares of its common stock under the 1995 Employee Stock Purchase and Loan Plan. Pursuant to the terms of the plan, the Company and certain officers entered into stock purchase agreements whereby the officers purchased common stock at the then current stock price. The Company provides 100% financing for the purchase of the shares with interest at 7% per anum payable quarterly. The underlying notes are secured by the shares and mature in November 2002. At September 30, 1996, there are 273,000 shares of common stock issued and outstanding under the plan.


4.       INVESTMENT IN STORAGE FACILITIES

         The following summarizes activity in storage facilities during the period:

                 COST:
                      Balance on January 1, 1996                         $  509,297
                                 Property acquisitions                      195,668
                                 Existing facility expansions                 7,975
                                 Developments placed in service               8,600
                                 Land acquisition and
                                   joint venture development                  4,369
                                 Improvements and other                       4,511
                                                                         ----------
                      Balance on September 30, 1996                      $  730,420
                                                                         ==========



                 ACCUMULATED DEPRECIATION:
                      Balance on January 1, 1996                         $   14,561
                                 Additions during the period                  8,319
                                                                         ----------
                      Balance on September 30, 1996                      $   22,880
                                                                         ==========


         Unaudited pro forma combined results of operations of the Company for the nine months ended September 30, 1996, are presented below. Such pro forma presentation has been prepared assuming that the acquisition of the 54 properties acquired during the nine month period ended September 30, 1996, had been completed as of January 1, 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                               SEPTEMBER 30, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.       INVESTMENT IN STORAGE FACILITIES, CONTINUED

                                                         PRO FORMA FOR
                                                     NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1996
                   Revenues                                   $ 80,053

                   Net income                                 $ 32,141

                   Earnings per share                           $ 1.59




         The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.


5.       INTEREST RATE SWAP AGREEMENT

         In anticipation of a debt offering in 1997, the Company entered into an interest rate swap agreement in the third quarter of 1996, with the objective of reducing its exposure to future interest rate fluctuations. The agreement involved the exchange of a variable rate for fixed rate interest payment obligation. The agreement had a notional principle amount of $75,000, an effective date of March 1, 1997, and a maturity date of March 1, 2004.


6.       NOTES PAYABLE

         Notes payable at September 30, 1996 consist of $51,200 of borrowings under a $75,000 line of credit with a group of commercial banks and $14,938 of borrowings under a $30,000 line of credit with a commercial bank. These lines of credit and the term loan bear interest at various spreads over LIBOR. During the quarter ended September 30, 1996, the weighted average borrowings were $144,651, and the weighted average interest rate was 6.9%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                               SEPTEMBER 30, 1996
                  (THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.       SUBSEQUENT EVENTS

         On November 7, 1996, the Operating Partnership completed the issuance of $100,000 of 7.125% Notes due on November 1, 2003. The net proceeds from the offering of $99,012 were used to repay borrowings under outstanding lines of credit, to finance the acquisition of self-storage facilities, and for working capital. $2,500 of the net proceeds were used to settle an interest rate hedge agreement entered into in the third quarter of 1996.

         Subsequent to September 30, 1996, the Company has completed the acquisition of 8 self-storage facilities for approximately $20,615. These acquisitions were financed through operating cash flows and borrowings under the available line of credit.

         The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $76,193. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter. Should these contracts be disapproved, the costs incurred by the Company would be immaterial.

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

         Due to the substantial number of facilities acquired from September 30, 1995 to September 30, 1996, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Company to compare certain information using occupancy, per square foot and pro forma data.

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


         RESULTS OF OPERATIONS- QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995.

         In the second quarter of 1996, the Company reported growth in revenue, NOI and net income, respectively, of $10.8 million, $6.8 million and $3.1 million over the same quarter of 1995. Since September 30, 1995, the Company has acquired 67 facilities and completed construction of and opened 2 new facilities. These 69 facilities added 4.7 million square feet, bringing the total square feet of the 215 facilities owned by the Company at September 30, 1996 to 14.5 million. For the third quarter of 1996, the 132 facilities owned during the entire third quarter of 1995 provided 64.8% of the Company's rental income. These same facilities' rental income grew 7.1% over 1995 results. The majority of this growth was provided by an approximate 10.2% rate increase, which was offset by discounts, and, to a lesser extent, by vacancies. At September 30, 1996, the physical and economic occupancy and rent per square foot of the 146 facilities owned at September 30, 1995, was 89%, 83%, and $9.60, respectively, while the figures as of September 30, 1995, were 90%, 84%, and $8.98, respectively. The Company's portfolio of facilities as a whole had an average occupancy at September 30, 1996, of 89% physical and 83% economic, with an average rent per square foot of $9.46. Management income for the quarter ended September 30, 1996 declined due to the acquisition of 15 facilities which were managed by the Company during the same period of 1995. Other income, which reflects primarily sales of lock and packaging products and truck rentals, increased primarily due to the increase in the number of properties owned, and to a lesser extent, rental income on cellular tower and billboard leases, and franchise seminar fees.

         Cost of property operations and maintenance was $7.8 million for the quarter ended September 30, 1996, representing a $3.0 million increase over the third quarter of 1995. Cost of property operations and maintenance was 26.6% of revenues for the quarter ended September 30, 1996, which is consistent with 26.1% of revenues for the quarter ended September 30, 1995.

         Tax expense increased from $1.4 million or 7.4 % of revenues for the quarter ended September 30, 1995, to $2.4 million or 8.2% of revenue for the quarter ended September 30, 1996. This growth as a percentage of revenues reflects both the impact of reassessments on the properties purchased during 1994 and 1995 and the increased state and franchise taxes as the Company moves into new states and expands in current states. The majority of the property tax increase is attributable to reassessments on acquisitions with the remainder attributable to increased tax rates or reassessments on properties owned for a full year.

         General and administrative expense increased from $0.7 million to $1.3 million for the third quarter of 1996 from the comparable quarter of 1995. As a percentage of revenues this category of expense increased from 3.7% for the quarter ended September 30, 1995 to 4.5% for the quarter ended September 30, 1996. The growth in this expense reflects the Company's expansion of its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy.

         Depreciation expense increased to $3.4 million for the quarter ended September 30, 1996 from $2.3 million for the comparable period in 1995, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $256 million in depreciable assets since October 1, 1995.

         Interest expense for the quarter ended September 30, 1996, was $2.63 million as compared to $0.45 million for the comparable period in 1995. The 1996 third quarter interest expense represents weighted average borrowings of $144.7 million under the Company's lines of credit at a weighted average interest rate of 6.9%.

         Interest income was $0.2 million for the quarter ended September 30, 1996 as compared to

         $0.02 million for the quarter ended September 30, 1995. Interest income in 1996 represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan.

         The Company reported a gain of $0.3 million on the disposition of its investment in a Jacksonville, Florida storage facility which was exchanged for cash and two facilities located in Oklahoma.

         Minority interest grew from $0.5 million for the quarter ended September 30, 1995 to $0.7 million for the quarter ended September 30, 1996, as the Company issued approximately 375,000 Operating Partnership units in connection with the acquisition of certain facilities from October 1, 1995, to September 30, 1996.



         RESULTS OF OPERATIONS- NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

         In the first nine months of 1996, the Company reported growth in revenue, NOI and net income, respectively, of $27.7 million, $17.8 million and $9.2 million over the same period of 1995. Management income for the nine months ended September 30, 1996 declined due to the acquisition of 15 facilities which were managed by the Company in the same period of 1995. Other income, which reflects primarily sales of lock and packaging products and truck rentals, increased primarily due to the increase in the number of properties owned, and to a lesser extent, rental income on cellular tower and billboard leases, and franchise seminar fees.

         Cost of property operations and maintenance was $19.9 million for the nine months ended September 30, 1996, representing a $7.1 million increase over the first nine months of 1995. Cost of property operations and maintenance was 26.5% of revenues for the nine months ended September 30, 1996 and 27.1% for the nine months ended September 30, 1995. The higher costs as a percent of revenues during 1995 were as a result of the Company implementing its facility operating cost structure, along with the addition of area and district managers. These costs preceded the revenue growth related to the implementation of the Company's marketing and pricing strategies.

         Tax expense increased from $3.4 million or 7.1% of revenues for the nine months ended September 30, 1995, to $6.2 million or 8.2% of revenue for the nine months ended September 30, 1996. This growth as a percentage of revenue reflects both the impact of reassessments on the properties purchased during 1994 and 1995 and the increased state and franchise taxes as the Company moves into new states and expands in current states. The majority of the real estate tax increase is attributable to reassessments on acquisitions with the remainder attributable to increased tax rates or reassessments on properties owned for a full year.

         General and administrative expense increased from $1.8 million to $3.1 million for the first nine months of 1996 from the comparable nine months of 1995. As a percentage of revenues, this category of expense grew from 3.8% for the nine months ended September 30, 1995, to 4.1% for the nine months ended September 30, 1996. The Company expects that the gross expense will grow as the Company expands its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy.

         Depreciation expense increased to $8.8 million for the nine months ended September 30, 1996 from $5.7 million for the comparable period in 1995, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $256 million in depreciable assets since October 1, 1995.

         Interest expense for the nine months ended September 30, 1996 was $5.8 million as compared to $1.7 million for the comparable period in 1995. For the nine months ended September 30, 1996, interest expense represents weighted average borrowings of $108.1 million under the Company's lines of credit at a weighted average interest rate of 7.0%.

         Interest income was $0.5 million for the nine months ended September 30, 1996, as compared to $0.06 million for the nine months ended September 30, 1995. Interest income in 1996 represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan.

         The Company reported a gain of $0.3 million on the disposition of its investment in a Jacksonville, Florida storage facility which was exchanged for cash and two facilities located in Oklahoma.

         Minority interest grew from $1.1 million for the nine months ended September 30, 1995, to $1.9 million for the nine months ended September 30, 1996, as the Company issued approximately 375,000 operating partnership units in connection with the acquisition of certain facilities from October 1, 1995 to September 30, 1996.


         LIQUIDITY AND CAPITAL RESOURCES

         Cash provided from operations grew to $40.6 million for the nine months ended September 30, 1996 from $26.0 million for the nine months ended September 30, 1995. This increase is primarily a result of the Company's net income growing $9.2 million or 43.6%, over the prior nine month period, primarily as a result of the increase in number of facilities owned, and the improvement of operations at the facilities acquired.

         During the first nine months of 1996, the Company acquired 54 facilities totaling 3,807,000 square feet for a cost of $195.3 million including the issuance of 215,769 units of limited partnership interest in the Operating Partnership ("units") valued at $8.6 million. In addition to its acquisitions during the period, the Company opened a newly constructed 68,000 square foot facility in Northern Virginia, a 28,000 square foot expansion in Sarasota, Florida, a 35,000 square foot expansion in Memphis, Tennessee, and a 30,000 square foot expansion in Albuquerque, New Mexico. The Company currently has plans to develop 21 new facilities, primarily in the Washington, D.C., and Memphis, Tennessee areas. Of these, 9 projects are under construction or are in construction planning, with expected costs totaling $30 million and completion dates anticipated to be in the third quarter of 1997. Expansions are planned for 19 existing facilities, and of these, 13 are under way with planned completion dates ranging from the first to the third quarters of 1997. Estimated costs of the 13 expansions under way are $10.2 million.

         On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty, an affiliate of Security Capital Group. Under the Stock Purchase Agreement, and pursuant to the terms and conditions thereof, US Realty invested a total of $220 million in the Company, placed two of its nominees on the Company's Board of Directors, and continues to make available to the Company certain strategic advice, research and related information and expertise. As part of the transaction, on March 19, 1996, July 8, 1996, and September 30, 1996, the Company issued to US Realty 1,948,882, 1,916,333, and 5,079,872 shares of Common Stock, respectively, at a price of $31.30 per share, plus a purchase price adjustment for accrued dividends. The Company has also executed a Strategic Alliance Agreement and a Registration Rights Agreement with US Realty. The Company used the net proceeds of these sales to pay off borrowings under the available lines of credit, for property acquisitions, and for working capital.

         At September 30, 1996, the Company had $66.1 million of borrowings outstanding on its lines of credit, $3.4 million of fixed rate debt maturing in 2001, $2.3 million of fixed rate debt maturing in 2006, $0.9 million of fixed rate debt maturing in 2000, and $4.4 million of fixed rate debt maturing in 1997. During the first nine months of 1996, the Company assumed two variable rate mortgages totaling $7.0 million and maturing in 2001. The weighted average balance and interest rate on these mortgages were $7.0 million and 9.01%, respectively. The Company had $38.9 million of unused borrowing capacity under its lines of credit at September 30, 1996.

         During the period, the Company issued approximately 18,000 Units valued at approximately $0.6 million in connection with the acquisition of facilities. The Company's acquisition of self-storage facilities using Units as consideration may partially defer the seller's tax liability.

         As of September 30, 1996, there were 1,289,000 outstanding Units owned by third parties. Beginning one year after their issuance, 910,621 of these Units are redeemable for cash equal to the market value of one share of Common Stock at the time of redemption or, at the Company's option, one share of Common Stock per Unit. The remaining 378,379 Units are redeemable for cash or, at the Company's option, a two-year promissory note. Any shares of Common Stock issued in redemption of Units are expected to be registered under the Securities Act of 1933, as amended, and to be freely tradeable.

         Subsequent to September 30, 1996, the Company has completed the acquisition of 8 self-storage facilities for approximately $20,615. These acquisitions were financed through operating cash flows and borrowings under the available line of credit.

         The Company has entered into various property acquisition contracts for facilities with an aggregate cost of approximately $76.2 million. These acquisitions are subject to customary conditions to closing including satisfactory due diligence and should close during the fourth quarter. Should these contracts be disapproved, the costs incurred by the Company would be immaterial.

         The Operating Partnership has filed a shelf registration statement relating to $250 million of unsecured non-convertible senior debt securities. This registration statement was declared effective on August 1, 1996, and, on November 7, 1996, the Operating Partnership issued $100 million 7.125% Notes due November 1, 2003. The net proceeds from the offering of $99,012 were used to repay borrowings under outstanding lines of credit, to finance the acquisition of self-storage facilities, and for working capital.

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

         Effective January 1, 1996, the National Association of Real Estate Investment Trusts amended its definition of FFO. The impact of conforming to the amended definition was to reduce FFO available to the Company's stockholders by approximately $154,000 and $425,000, and $246,000 and $333,000 for the three and nine month periods ended September 30, 1996 and September 30, 1995, respectively. Because of the change in the definition of FFO, FFO for the Company may not be comparable to similarly titled measures of operating performance disclosed by other companies.

         The following table illustrates the components of the Company's FFO for the quarters ended September 30, 1996 and September 30, 1995.

                                                    Three months          Three months          Nine months         Nine months
                                                           ended                 ended                ended               ended
                                                   September 30,         September 30,        September 30,        September 30,
                                                            1996                  1996                 1996                1995
                                           =====================================================================================
           Net Income                                   $ 11,362               $ 8,528             $ 29,885            $ 21,012

           Depreciation of real property                   3,224                 1,945                8,235               4,726

           Amortization of lease
           guarantees                                          2                    22                   70                 313

           Amortization of non-compete                         0                    63                   83                 189

           Consolidated FFO                               14,588                10,558               38,273              26,240
                                           -------------------------------------------------------------------------------------
           Minority interest share of
           Amortization of non-compete
             Depreciation and amortization                 (158)                 (102)                (467)               (203)
                                           -------------------------------------------------------------------------------------
           FFO available to Company
           shareholders                                 $ 14,430              $ 10,456             $ 37,806            $ 26,037
                                           =====================================================================================

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

         The Company has incurred approximately $0.75 million for regularly scheduled maintenance and repairs during the nine months ended September 30, 1996. For the year, the Company expects to incur approximately $1.2 million for scheduled maintenance and repairs and approximately $5.9 million to conform facilities acquired during 1995 and 1994 to Company standards.

         The Company believes that its liquidity and capital resources are adequate to meet its cash requirements relating to its existing operations for the next twelve months.

         INFLATION

         The Company does not believe that inflation has had or will have a direct effect on its operations. Substantially all of the leases at the facilities allow for monthly rental increases which provide the Company with the opportunity to achieve increases in rental income as each lease matures.

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

                           PART II- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 On June 5, 1996, the Company held its Annual Meeting of shareholders. Four matters were submitted to the shareholders for consideration:

      1. Proposal to approve the Strategic Alliance with U.S. Realty;

      2. Proposal to approve the amendment of Paragraph 12 of the Company's Charter;

      3. Election of three Class II directors; and

      4. Approval of Coopers & Lybrand L.L.P. as auditors for the Company for 1996.

      The vote tabulation for each matter was as follows:

1. Proposal to approve the Strategic Alliance with US Realty:

                 For                       Against          Abstained
                 ---                       -------          ---------
                 15,217,427                34,366           34,148

2. Proposal to approve the amendment of Paragraph 12 of the Company's Charter:

                 For                       Against          Abstained
                 ---                       -------          ---------
                 15,208,838                36,127           40,976

3. Election of three Class II Directors:

Director                          For              Withheld
--------                          ---              --------
Harry J. Thie                     17,051,071       13,370
Thomas E. Robinson                17,051,841       12,600
Mark Jorgensen                    17,051,841       12,600

         Continuing directors whose terms did not expire at the annual meeting were: Dean Jernigan, John P. McCann, Howard P. Colhoun and Dennis A. Reeve.

4. Approval of Coopers & Lybrand L.L.P. as auditors for the Company for 1996:

                 For                       Against          Abstained
                 ---                       -------          ---------
                 17,046,660                3,548            14,234

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.      Exhibit 27 - Financial Data Schedule

         b.      Reports on Form 8-K

                 On July 17, 1996, the Company filed a current report on Form 8-K/A to include historical and pro-forma financial information on 29 self storage facilities previously acquired and reported.

                 On August 2, 1996, the Company filed a Current Report on Form 8-K reporting the acquisition of 18 self storage facilities.

                 On September 16, 1996, the Company filed a current report on Form 8-K/A to include historical and pro-forma financial information on the 18 self storage facilities previously acquired and reported.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Dated:           November 14, 1996

                                          Storage USA, Inc.



                         By:              /s/ Thomas E. Robinson
                                          -------------------------
                                          Thomas E. Robinson
                                          President & Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)