Form 10-K/A
period 1996-12-31
STORAGE USA INC
filed 1997-04-03
CIK 912116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

This 10-K/A is being filed to amend Exhibit 13 to include a page inadvertently ommitted from the original filing and to correct certain immaterial errors.

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

        10.26+ First Amendment to the Adoption Agreement for the Company's 401(k) Plan.

          13 Relevant portions of the Company's 1996 Annual Report to Shareholders are filed herewith.

          21 Subsidiaries of Registrant. (Filed with Annual Report on 10-K on March 31, 1997, and incorporated by reference herein.)

          23.1  Consent of Coopers & Lybrand L.L.P.

          27 Financial Data Schedule. (Filed with Annual Report on 10-K on March 31, 1997, and incorporated by reference herein.)
--------------------

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf on April 2, 1997 by the undersigned, thereunto duly authorized.

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

        10.26+ First Amendment to the Adoption Agreement for the Company's 401(k) Plan.

          13 Relevant portions of the Company's 1996 Annual Report to Shareholders are filed herewith.

          21 Subsidiaries of Registrant. (Filed with Annual Report on 10-K on March 31, 1997, and incorporated by reference herein.)

          23.1  Consent of Coopers & Lybrand L.L.P.

          27 Financial Data Schedule. (Filed with Annual Report on 10-K on March 31, 1997, and incorporated by reference herein.)
--------------------

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