Form 10-Q
period 1997-03-31
STORAGE USA INC
filed 1997-05-15
CIK 912116

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 1997
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                        For the transition period from to

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

 Common Stock, $.01 par value, 27,216,515 shares outstanding at May 14, 1997

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
                                Storage USA, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (amounts in thousands, except per share data)

                                                                  Three months ended            Three months ended
                                                                      March 31, 1997                March 31, 1996
                                                           --------------------------    --------------------------


Property Revenues:
Rental income                                                                $33,476                       $20,819
Management income                                                                  -                           240
Other income                                                                     441                           274
                                                           --------------------------    --------------------------

Total property revenues                                                       33,917                        21,333
                                                           --------------------------    --------------------------

Property Expenses:
Cost of property operations & maintenance                                      8,422                         5,733
Taxes                                                                          2,972                         1,693
General & administrative                                                       1,267                           780
Depreciation & amortization                                                    4,174                         2,670
                                                           --------------------------    --------------------------

Total property expenses                                                       16,835                        10,876
                                                           --------------------------    --------------------------

Income from property operations                                               17,082                        10,457
                                                           --------------------------    --------------------------

Other income (expense):
Interest expense                                                              (3,269)                       (1,665)
Interest income                                                                  237                           155
                                                           --------------------------    --------------------------

Income before minority interest                                               14,050                         8,947

Minority interest                                                             (1,065)                         (555)
                                                           --------------------------    --------------------------

Net income                                                                   $12,985                        $8,392
                                                           --------------------------    --------------------------


Net income per share                                                           $0.52                         $0.47
                                                           --------------------------    --------------------------

Weighted average shares outstanding                                           25,040                        17,827
                                                           --------------------------    --------------------------



                               See notes to consolidated financial statements.




                                            Storage USA, Inc.
                                       Consolidated Balance Sheets
                                               (unaudited)
                                (Amounts in thousands, except share data)

                                                                           as of                     as of
                                                                  March 31, 1997         December 31, 1996
                                                          -----------------------    ----------------------

Assets

Investments in storage facilities, at cost:
Land                                                                    $247,948                  $235,139
Buildings and equipment                                                  650,845                   620,503
                                                          -----------------------    ----------------------
                                                                         898,793                   855,642

Accumulated depreciation                                                 (30,620)                  (26,573)
                                                          -----------------------    ----------------------
                                                                         868,173                   829,069

Cash & cash equivalents                                                    9,569                     1,323
Other assets                                                              15,264                    14,853
                                                          -----------------------    ----------------------

     Total assets                                                       $893,006                  $845,245
                                                          -----------------------    ----------------------

Liabilities & shareholders' equity

Line of credit borrowings                                                      -                  $ 52,730
Mortgage notes payable                                                  $ 40,179                    45,724
Notes payable                                                            100,000                   100,000
Accounts payable & accrued expenses                                        8,734                     7,616
Dividends payable                                                         16,322                         -
Rents received in advance                                                  5,939                     5,640
Minority interest                                                         59,457                    58,407
                                                          -----------------------    ----------------------

     Total liabilities                                                   230,631                   270,117
                                                          -----------------------    ----------------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.01 par value, 150,000,000 shares
 authorized, 27,204,802 and 24,723,027
 shares issued and outstanding                                               272                       247
Paid-in capital                                                          701,315                   610,793
Notes receivable - officers                                              (10,216)                  (10,253)
Accumulated deficit                                                      (15,831)                  (15,831)
Distributions in excess of net income                                    (13,165)                   (9,828)
                                                          -----------------------    ----------------------

     Total shareholders' equity                                          662,375                   575,128
                                                          -----------------------    ----------------------

     Total liabilities & shareholders' equity                           $893,006                  $845,245
                                                          -----------------------    ----------------------




                               See notes to consolidated financial statements.




                                Storage USA, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (Amounts in thousands)


                                                                   Three months ended          Three months ended
                                                                       March 31, 1997              March 31, 1996
                                                                ----------------------      ----------------------

Operating Activities:

Net Income                                                                    $12,985                      $8,392

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                              4,174                       2,670
     Minority interest                                                          1,065                         555
     Changes in assets and liabilities:
          Other assets                                                           (538)                      1,348
          Other liabilities                                                     1,417                      (2,052)
                                                                ----------------------      ----------------------
Net  cash provided by operating activities:                                    19,103                      10,913
                                                                ----------------------      ----------------------

Investing Activities:
Acquisition and improvement of storage facilities                             (37,275)                    (27,329)
Development of storage facilities                                              (4,041)                       (930)
                                                                ----------------------      ----------------------
Net cash used in investing activities                                         (41,316)                    (28,259)
                                                                ----------------------      ----------------------

Financing Activities:
Net repayments under line of credit                                           (52,730)                    (43,440)
Mortgage principal payments                                                    (8,312)                        (58)
Mortgage principal borrowings                                                     932                           -
Proceeds from issuance of stock                                                90,584                      60,919
Distribution to minority interests                                                (15)                        (70)
                                                                ----------------------      ----------------------
Net cash provided by financing activities                                      30,459                      17,351
                                                                ----------------------      ----------------------

Net increase in cash and equivalents                                            8,246                           5
Cash and equivalents, beginning of period                                       1,323                       3,006
                                                                ----------------------      ----------------------
Cash and equivalents, end of period                                            $9,569                      $3,011
                                                                ----------------------      ----------------------

Supplemental schedule of non-cash activities:
 Common Stock issued in exchange for notes receivable                               -                      $1,253
 Mortgages assumed on storage facilities acquired                              $1,835                           -
 Storage facilities acquired in exchange for Operating
  Partnership Units                                                                 -                      $1,538
                                                                ----------------------      ----------------------



                               See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                  (thousands, except share and per share data)

1.       Unaudited Interim Financial Statements

         References to the Company include Storage USA, Inc. ("the REIT") and SUSA Partnership, L.P. (the "Partnership"), its principal operating subsidiary. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as amended by Form 10-K/A, as filed with the Securities and Exchange Commission.

 2.      Organization

         Storage USA, Inc. (the "Predecessor"), a Tennessee corporation, was formed in 1985 to own, develop, construct and operate self-storage facilities throughout the United States. On March 23, 1994, the
         Predecessor completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share forming the REIT. The REIT received approximately $125,790 in proceeds, net of underwriting discount and offering expenses. Upon completion of the IPO, the REIT contributed substantially all of its net assets to the Partnership in exchange for an approximately 98.9% general partnership interest in the Partnership. The REIT contributes the proceeds of issuances of its equity securities to the Partnership in exchange for additional units of partnership interest. The Partnership also issues, from time to time, additional units of Partnership interest in the acquisition of self-storage facilities. At March 31, 1997, the REIT owned approximately 93% of the outstanding partnership interests in the Partnership. As part of the IPO, the Partnership formed SUSA
         Management, Inc. ("SUSA Management"), to provide self-storage management to third parties and certain ancillary services. The Partnership owns 99% of the economic interest of SUSA Management.

3.       Capital Stock

                              Common Stock Offerings

         On March 17, 1997, the REIT issued 1,400,000 shares of common stock to the public for an aggregate purchase price of $50,739. On March 19, 1997, the underwriters exercised their option to purchase 210,000 additional shares of common stock for an aggregate purchase price of $7,610. Security Capital US Realty ("US Realty")

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 1997
                  (thousands, except share and per share data)


         purchased approximately 851,000 shares of common stock directly from the REIT on March 28, 1997 through the exercise of its participation right under the Strategic Alliance Agreement, dated March 19, 1996, between the Company, US Realty and an affiliate of US Realty (the "Strategic Alliance Agreement"). Under the Strategic Alliance Agreement, US Realty has the right, subject to certain limitations, to purchase directly from the Company that number of shares of common stock necessary to preserve its percentage ownership of the Company's outstanding common stock upon an offering of such stock. US Realty currently owns approximately 37% of the outstanding common stock of the REIT. Net proceeds from US Realty were $32,019.

         The proceeds from the issuances were contributed to the Partnership in exchange for additional Partnership Units. The Partnership used the net proceeds to repay debt incurred under its revolving lines of credit to finance the acquisition of self-storage facilities and for working capital.


4.       Investment in Storage Facilities

         The following summarizes activity in storage facilities during the period:


         Cost:
              Balance on January 1, 1997                 $  855,642
              Property acquisitions                          34,854
              Existing facility expansions                    1,086
              Land acquisitions and
                joint venture development                     4,041
              Improvements and other                          3,170
                                                         ----------
              Balance on March 31, 1997                  $  898,793
                                                         ==========



         Accumulated depreciation:
              Balance on January 1, 1997                 $   26,573
              Additions during the period                     4,047
                                                         ----------
              Balance on March 31, 1997                  $   30,620
                                                         ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 1997
                  (thousands, except share and per share data)


4.       Investment in Storage Facilities, continued

         The following pro forma combined results of operations of the Company for the three months ended March 31, 1997 has been prepared assuming that the acquisition of the 11 properties acquired during the same three month period had been completed as of January 1, 1997.

                                                     Pro forma for
                                                     quarter ended
                                                    March 31, 1997
                                                    --------------

                         Revenues                        $  34,922

                         Net Income                      $  13,090

                         Earnings per share              $    0.52


         The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor does it purport to represent the results of operations for future periods.


5.       Interest Rate Swap Agreement

         In 1996, the Company entered into a $75,000 (notional amount) fixed pay forward starting swap agreement with a major Wall Street investment banking firm in order to reduce the interest rate risk associated with the anticipated issuance of fixed rate debt by the Company in 1997. The transaction allowed the Company to lock-in a seven-year Treasury rate of 6.87% on or before May 31, 1997. The Company anticipates terminating the swap transaction upon the issuance of the fixed rate debt. At March 31, 1997, the Company had a $803 unrealized gain on this transaction. Any gain or loss from this transaction will be deferred and amortized into interest expense over the term of the fixed rate debt. This transaction exposes the Company to credit loss in the event of non-performance by the counterparty, however such non-performance is not anticipated because of the counterparty's high credit rating.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 1997
                  (thousands, except share and per share data)


6.       Notes Payable and Mortgages Payable

         The Company can borrow under a $75,000 line of credit with a group of commercial banks and under a $30,000 line of credit with a commercial bank. These lines of credit bear interest at various spreads over LIBOR. During the quarter ended March 31, 1997, the weighted average borrowings were $57,880, and the weighted average interest rate was 6.96%. At March 31, 1997 there were no amounts outstanding on the lines of credit. At March 31, 1997 there were $30.8 million of fixed rate mortgage notes payable and $9.4 million of variable rate mortgage notes payable. As of March 31, 1997, the fixed rate mortgage notes carried rates of interest ranging from 8.4% to 11.5% with a weighted average rate of 10.4%. The variable rate mortgage notes carried rates of interest ranging from 7.69% to 9.67% with a weighted average rate of 9.2%.


7.       Other Income

         Other income at March 31, 1997 and 1996 consists primarily of revenue from the sale of locks and packaging supplies, truck rentals, and ground rents for billboards and cellular towers. Effective January 1, 1997, the contracts to manage facilities for third parties between the owners of these self-storage facilities and SUSA Management, a consolidated subsidiary, were transferred to Storage USA Franchise Corp., an unconsolidated entity being accounted for under the equity method. As a result, the Company's proportionate share of management income of approximately $183 is included in other income at March 31, 1997.


8.       Recent Accounting Developments

         In February of 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued. The statement establishes standards for computing and presenting earnings per share and is required to be adopted in the Company's financial statements for the year ended December 31, 1997. The statement is not expected to have a material impact on the Company's financial results.


9.       Subsequent Events

         From  March  31,  1997 to May  14,  1997,  the  Company  completed  the acquisition of 18 self-storage facilities for approximately $30 million. These acquisitions were financed through operating cash flows and borrowings under the available line of credit. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $96 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the second quarter. Should these contracts be terminated, the costs incurred by the Company would be immaterial.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto. References to the Company include Storage USA, Inc. (the "REIT") and SUSA Partnership L.P., the operating subsidiary (the "Partnership").

Due to the substantial number of facilities acquired from March 31, 1996 to March 31, 1997, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Company to compare certain information using occupancy and per square foot information.

The following are definitions of terms used throughout this discussion in analyzing the Company's business. Physical Occupancy is defined as the total net rentable square feet rented as of the date computed divided by the total net rentable square feet available. Gross Potential Income is defined as the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed. Expected Income is defined as the sum of the monthly rent being charged for the rented units at a facility as of the date computed. Economic Occupancy is defined as the Expected Income divided by the Gross Potential Income. Rent Per Square Foot is defined as the annualized result of dividing Gross Potential Income on the date computed by total net rentable square feet available. Direct Property Operating Costs is defined as the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Indirect Property Operations Cost is defined as costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel. Net Operating Income ("NOI") is defined as total property revenues less Direct Property Operating Costs.


Results of Operations- Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996.

In the first quarter of 1997, the Company reported growth in revenue, NOI and net income, respectively, of $12.6 million, $8.6 million and $4.6 million over the same quarter of 1996. Since March 31, 1996, the Company has acquired 87 facilities and placed 2 development properties in service. These 89 facilities added 5.8 million square feet, bringing the total square feet of the 253 facilities owned by the Company at March 31, 1997 to 17 million. For the first quarter of 1997, the 159 facilities owned during the entire first quarter of 1996 provided 65% of the Company's rental income. These same facilities' rental income grew 5% over first quarter 1996 results. The majority of this growth was provided by an approximate 7% rate increase, which was offset by discounts, the timing of rate increases, and, to a lesser extent, occupancy. At March 31, 1997, the physical and economic occupancy and rent per square foot of the 159 comparable facilities owned at March 31, 1996, was 86%, 80%, and $10.00, respectively, while the figures as of March 31, 1996, were 87%, 81%, and $9.39, respectively. The Company's portfolio of facilities as a whole had an average occupancy at March 31, 1997, of 85% physical and 78% economic, with an average rent per square foot of $10.02.

Management contracts were transferred to Storage USA Franchise Corp., an unconsolidated subsidiary, on January 1, 1997 and the Company's proportionate share of the management fee revenue is included in other income at March 31, 1997. Management income for the quarter ended March 31, 1997 was $183, a $57 decrease over the same period in 1996. The decline was due to the acquisition of 14 facilities that were managed by the Company during the same period of 1996. Other income, exclusive of the proportionate share of management income primarily reflects sales of lock and packaging products, truck rentals, and equity investment in an unconsolidated subsidiary, increased primarily due to the increase in the number of properties owned, resulting in incremental growth in the revenue from these ancillary services, and to a lesser extent, rental income on cellular tower and billboard leases.

Cost of property operations and maintenance was $8.4 million for the quarter ended March 31, 1997, representing a $2.7 million increase over the first quarter of 1996. Cost of property operations and maintenance was 25% of revenues for the quarter ended March 31, 1997, which is a decrease from the 27% of revenues for the quarter ended March 31, 1996. The decline in the common size percentage is explained by same store revenue growth out-pacing the expense growth combined with the revenue impact of over $34 million of first quarter acquisitions. The Company will benefit in the first month or two following acquisitions as the revenues precede the costs of implementing the Company's management and operational strategy.

Tax expense increased from $1.7 million or 8% of revenues for the quarter ended March 31, 1996, to $3.0 million or 9% of revenue for the quarter ended March 31, 1997. The majority of the growth as a percentage of revenues is attributable to reassessments on the properties purchased during 1994 and 1995. The remainder is due to increased state and franchise taxes as a result of the Company acquiring self-storage facilities in additional states with higher tax rates.

General and administrative expense ("G&A") increased from $0.8 million to $1.3 million in the first quarter of 1997 over the comparable quarter of 1996. As a percentage of revenues, this category of expense has remained constant at 4%. The growth in this expense reflects the Company's expansion of its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy.

Depreciation expense increased to $4.2 million for the quarter ended March 31, 1997 from $2.7 million for the comparable period in 1996, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $260 million in depreciable assets since April 1, 1996.

Interest expense for the quarter ended March 31, 1997, was $3.3 million as compared to $1.7 million for the comparable period in 1996. The 1997 first quarter interest expense represents weighted average borrowings of $57.9 million under the Company's lines of credit at a weighted average interest rate of 6.96% and $100 million notes payable at an interest rate of 7.125%. In the first quarter of 1996, the weighted average borrowings were $105.5 million at a weighted average interest rate of 6.1%, and there were no notes payable outstanding.

Interest income remained $0.2 million for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. Interest income represents earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan.

Minority interest grew from $0.6 million for the quarter ended March 31, 1996 to $1.1 million for the quarter ended March 31, 1997, as the Company issued approximately 853,000 Partnership units in connection with the acquisition of certain facilities from April 1, 1996 to March 31, 1997.


Liquidity and Capital Resources

Cash provided from operating activities grew to $19.1 million for the three months ended March 31, 1997 from $10.9 million for the three months ended March 31, 1996. This increase is primarily a result of the Company's net income growing $4.6 million or 55%, over the same three month period in the prior year, primarily as a result of the increase in number of facilities owned and the improvement of operations at the facilities acquired.

During the first three months of 1997, the Company acquired 11 facilities totaling 657,984 square feet for an aggregate cost of $34.9 million, which includes the assumption of a mortgage. The Company currently has plans to develop 25 new facilities, primarily in the Washington, D.C., Memphis, Tennessee, and San Francisco, California areas. Of these, 13 projects are under construction or are in construction planning, with expected costs totaling $44.0 million and completion dates ranging from the second quarter of 1997 through the first quarter of 1998. Expansions are planned for 22 existing facilities, and of these, 17 are under way with planned completion dates ranging from the second quarter of 1997 to the first quarter of 1998. Estimated costs of the 17 expansions under way are $13.4 million.

On February 19, 1997 the REIT and the Partnership filed a shelf registration statement with the Securities and Exchange Commission relating to $450 million of securities, including up to $250 million of common stock, preferred stock, depository shares and warrants of the REIT and up to $200 million of unsecured, nonconvertible senior debt securities of the Partnership. An additional $150 million of unsecured, nonconvertible debt securities are issuable under the Partnership's existing shelf registration statement.

In March 1997, the REIT issued 2,461,000 shares of common stock under the new shelf registration statement for an aggregate purchase price of $90.4 million. The proceeds from the issuance were contributed to the Partnership in exchange for additional Partnership Units. The Partnership used the net proceeds to repay debt incurred under its revolving lines of credit, to finance the acquisition of self-storage facilities, and for working capital.

At March 31, 1997, the Company had no borrowings outstanding on its lines of credit, $100 million of 7.125% senior unsecured notes payable, $30.8 million of fixed rate mortgage notes payable, and $9.4 million of variable rate mortgage notes payable. As of March 31, 1997, the fixed rate mortgage notes carried rates of interest ranging from 8.4% to 11.5% with a weighted average rate of 10.4%. The variable rate mortgage notes carried rates of interest ranging from 7.69% to 9.67% with a weighted average rate of 9.2%. The Company had $105 million of unused borrowing capacity under its lines of credit at March 31, 1997.

The Company anticipates, subject to prevailing market conditions and other business and economic factors, issuing preferred stock or debt securities through the Partnership to finance its liquidity requirements for the remainder of 1997. In anticipation of a debt offering, the Company entered into a forward starting interest rate swap with a notional amount of $75 million, which had the effect of fixing the seven year Treasury starting May 1, 1997 at 6.87%. At March 31, 1997, the company had an unrealized gain on this derivative instrument of $.8 million.

As of March 31, 1997, there were approximately 1,898,000 outstanding Units owned by third parties. Beginning one year after their issuance, 1,816,000 of these Units are redeemable for cash equal to the market value of one share of Common Stock at the time of redemption or, at the Company's option, one share of Common Stock per Unit. The remaining 82,000 Units are redeemable for cash or, at the Company's option, a two-year promissory note. Any shares of Common Stock issued in redemption of Units are expected to be registered under the Securities Act of 1933, as amended, and to be freely tradeable.

From March 31, 1997 through May 14, 1997, the Company has completed the acquisition of 18 self-storage facilities for approximately $30 million. These acquisitions were financed through operating cash flows and borrowings under the available line of credit.

The Company has entered into various property acquisition contracts for facilities with an aggregate cost of approximately $96 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the second quarter. Should these contracts be terminated, the costs incurred by the Company would be immaterial.

The Company has incurred approximately $0.63 million for regularly scheduled maintenance and repairs during the three months ended March 31, 1997. For the year, the Company expects to incur approximately $2.9 million for scheduled maintenance and repairs and approximately $7.2 million to conform facilities acquired during 1996, 1995 and 1994 to Company standards.

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

The following table illustrates the components of the Company's FFO for the quarters ended March 31, 1997 and March 31, 1996.

                                     Three months ended     Three months ended
                                         March 31, 1997         March 31, 1996
                                  ---------------------- ----------------------

Net Income                                     $ 12,985                $ 8,392

Depreciation of real property                     3,957                  2,445

Amortization of lease guarantees                      0                     53

Amortization of non-compete                           0                     62
                                  ---------------------- ----------------------
Consolidated FFO                                 16,942                 10,952

Minority interest share of
  Depreciation and amortization                   (274)                  (141)
                                  ---------------------- ----------------------

FFO available to Company
shareholders                                   $ 16,668               $ 10,811
                                  ====================== ======================

The Company, in order to qualify as a REIT, is required to distribute a substantial portion of its net income as dividends to its shareholders. While the Company's goal is to generate and retain sufficient cash flow to meet its operating, capital, and debt service needs, its dividend requirements may require the Company to utilize its bank lines of credit to finance property acquisitions and development and major capital improvements. For the year ended December 31, 1996, distributions were approximately 86% of the Company's FFO.

The Company believes that its liquidity and capital resources are adequate to meet its cash requirements relating to its existing operations for the next twelve months.

Inflation

The Company does not believe that inflation has had or will have a direct effect on its operations. Substantially all of the leases at the facilities allow for monthly rental increases that provide the Company with the opportunity to achieve increases in rental income as each lease matures.

Seasonality

The Company's revenues typically have been higher in the third and fourth quarters primarily because the Company increases its rental rates on most of its storage units at the beginning of May, and to a lesser extent because self-storage facilities tend to experience greater occupancy during the late spring and early fall months due to the greater incidence of residential moves during those periods. The Company believes that its tenant mix, rental structure, and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Company does not expect seasonality to materially affect distributions to shareholders.

Recent Accounting Developments

In February of 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued. The statement establishes standards for computing and presenting earnings per share and is required to be adopted in the Company's financial statements for the year ended December 31, 1997. The statement is not expected to have a material impact on the Company's financial results.

                           Part II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Dated:       May 14, 1997

                                    Storage USA, Inc.



                       By:          /s/ Thomas E. Robinson
                                    Thomas E. Robinson
                                    President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)