Form 10-K
period 1997-12-31
STORAGE USA INC
filed 1998-03-27
CIK 912116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________to________
                        Commission file number 001-12910

                               Storage USA, Inc.
             (Exact name of registrant as specified in its charter)

                Tennessee                                 62-1251239
      State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization
     165 Madison Avenue, Suite 1300                         38103
               Memphis, TN                                (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 252-2000

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class       Name of each exchange on which registered
         Common Stock $.01 par value              New York Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of this registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $598,783,720 as of March 20, 1998, based on 15,578,113 shares held by non-affiliates of the registrant. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

                                   27,700,428
                                ---------------
                      (Number of shares outstanding of the
                registrant's Common Stock, as of March 20, 1998)

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporate certain information by reference from the registrant's 1997 Annual Report to Shareholders and from the registrant's definitive proxy statement to be filed with respect to the 1998 Annual Meeting of Shareholders.

                                     PART I

Item 1.    Business

General

Storage USA, Inc. (the "Company") a Tennessee Corporation, was formed in 1985 to acquire, develop, construct, franchise, and own and operate self-storage facilities throughout the United States. The Company is the second largest owner and operator of self-storage space in the United States. At December 31, 1997, the Company owned 360 facilities containing 23.5 million net rentable square feet and managed for others 34 (including 5 franchises) facilities containing an additional 2.1 million net rentable square feet in 31 states and the District of Columbia. The Company is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through SUSA Partnership, L.P. (the "Partnership"). Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership
("Units"), permitting the sellers to at least partially defer taxation of capital gains. At December 31, 1997 and 1996, respectively, the Company had an approximately 90.7% and 92.9% partnership interest in the Partnership.

The Partnership formed SUSA Management, Inc. ("SUSA Management") to provide self-storage management to third parties and to engage in the retail sale of locks, boxes and other move-related merchandise.

In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its share of the profit or loss of Franchise in Other Income and has a 97.5% economic interest in Franchise. Effective January 1, 1997, SUSA Management transferred its management contracts and its retail sales business to Franchise. As a result, SUSA Management had immaterial revenue and expense in 1997.

The Company's primary business objective is to maximize shareholder value. The Company plans to achieve this objective through a four-part strategy:

o internal growth through continued improvement in operating results at owned properties,
o     external growth through acquisitions,
o     current investment for enhanced long-term returns through development, and
o     the franchising of the Company's self-storage concept.

The Company believes that it is distinguishable from most of its competitors by:

o its balanced approach to increasing its profitability through a combination of internal growth, acquisitions, and development,
o its emphasis on the hiring and training of skilled personnel as active managers of its self-storage facilities,
o     its management information systems, and
o its ability to attract senior management who will enhance the Company's ability to define and execute its business plan.

Business Strategy

         Internal Growth

The Company's internal growth strategy is to pursue an active leasing policy, which includes aggressively marketing available space and renewing existing leases at higher rents per square foot while controlling expense growth. The Company's ability to implement its internal growth strategy may be evaluated by examining the "year over year" results of the Company's same-store facilities during 1997 and 1996. The same-store facilities include all properties that were owned by the Company for the entire period of both comparison years. As such, the same-store pool changes from quarter to quarter and year to year. Development properties and expansions are removed from these groups to avoid skewing the results. During 1997, the Company achieved same-store revenue and net operating income ("NOI") growth of 5.7% and 8.7%, respectively, over 1996. In 1996, as compared to 1995, the Company grew revenue and NOI 7.7% and 9.7% respectively. The higher percentage increase in NOI over revenue growth reflects the Company's controlled expense growth and use of positive operating leverage, as expenses average 27.9% of rental revenues at the property level.

o Aggressive Leasing - The Company seeks to increase its revenues by increasing the occupancy in its facilities through the use of sales and marketing programs that are customized for each location by facility and district managers who have substantial authority and effective incentives. The Company develops a written marketing plan for each facility. The Company utilizes yellow page advertising, site signage and location as the primary means to advertise its services. The facility managers are trained to market both phone-in and walk-in prospective tenants, with primary emphasis placed on training managers to act as salespeople and to convert prospective tenants into actual tenants. Emphasis is placed on conversion from the initial telephone call to an on-site visit, and from the on-site visit to a rental.

o Regularly Scheduled Rent Increases - The Company has historically increased rents in all of its facilities at least once a year regardless of the occupancy level. As a facility nears 100% occupancy, the Company typically increases rents more frequently. The Company is typically confident in its local competitive position, and tends to seek higher rents more aggressively in appropriate unit-size categories than its competitors. The Company believes the average rental rate per net rentable square foot in its facilities is usually higher than the rental rates at its competitors' facilities.

o Trained Facility Managers - The Company carefully selects and thoroughly trains managers of its self-storage facilities. Personality profiles and personal interviews are used to screen applicants during the recruiting process to hire outgoing, personable, sales-oriented people capable of implementing the Company's programs. Training programs feature facility operations and marketing manuals, sales and marketing programs, telephone communication, computer systems, and daily facility operations (unit rental, retail sales, facility maintenance, security systems and financial duties). The Company's formal training programs are followed by on-the-job training (supervised by a regional manager) and a three-step, self-administered certification program. The Company conducts monthly telephone surveys in which "mystery shoppers" hired by the Company call each facility posing as prospective customers. These telephone calls are recorded and graded by management for policy compliance and sales skills.

 o Integrated Management Information Systems - To maintain appropriate controls and enhance operational efficiencies, the Company has installed at each facility computer systems with comprehensive facilities management software. Weekly operating results are transmitted electronically from each of these facilities to the Company's headquarters. These systems allow the Company to closely monitor manager performance and market response to the Company's rental structure.

         External Growth

The Company's external growth strategy is designed to increase the number of facilities owned by the Company either by acquiring suitably located facilities that offer upside potential due to low occupancy rates or non-premium pricing, or where the Company's operating strategy would enhance performance, or by developing and constructing new self-storage facilities in favorable markets. In pursuing acquisition opportunities, the Company seeks to add facilities in those metropolitan areas in which the Company operates and selectively to enter new markets that have desirable characteristics such as a growing population and a concentration of multifamily dwellings. The Company intends to acquire or develop facilities that have strong retail characteristics and are attractively designed.

                  Acquisitions

Since the Company's initial public offering in March 1994 (the"IPO"), the Company has purchased 317 self-storage facilities containing 20.4 million net rentable square feet for an aggregate purchase price of approximately $1.027 billion. Management believes that there are several factors that favor its acquisition policy:

o Fragmented Industry Ownership - The Company believes that there are approximately 26,000 self-storage facilities in the United States with approximately 1,015 million net rentable square feet. According to the Self-Storage Almanac 1997-1998 edition, the 10 largest operators of self-storage facilities managed approximately 3,200 facilities or 16% of the total square feet available. Management believes this fragmented ownership offers opportunities for acquisitions, including opportunities resulting from the necessity of sale by some smaller operators who cannot obtain refinancing, the desire of some smaller operators to sell their facilities to obtain retirement funds or to seek alternative investments, and the inability of other smaller operators to obtain funds with which to compete for acquisitions as timely and inexpensively as the Company.

o Operating Efficiencies - After a facility is acquired, the Company implements Storage USA operating methods, allowing it to increase rates and trim excess expenses. Typically the Company acquires facilities at a minimum capitalization rate ("Cap Rate") (calculated by dividing NOI by the total acquisition cost of the facility) of 10, and the performance gained through the Company's operating methods improves that Cap Rate approximately 75 basis points during the first year following acquisition. After a year of operation, the acquired facilities fall under the internal growth strategy and will be managed accordingly to provide optimal long-term growth. As an example, the 96 facilities owned by the Company at December 31, 1994, generated returns of 12.3% in 1995, 13.1% in 1996, and 13.6% in 1997.

o Demand for Tax Deferral - In several of its acquisitions, the Company has financed a portion of the purchase price through the issuance of units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. The Company believes that its ability to offer Units as a form of consideration is a key element in its ability to successfully negotiate with sellers of self-storage facilities. Since the IPO, the Company has issued 2.7 million Units valued at $92 million in consideration for the acquisition of self-storage facilities.

                  Development

The third point of focus in the Company's growth strategy has been implemented to provide long-term gains that could exceed returns achieved by acquired facilities. By developing properties, the Company is able to capitalize on unsaturated markets where suitable acquisition opportunities may be minimal or nonexistent. These locations may provide long-term returns in excess of those available in typical suburban markets. Management believes that several factors favor its facilities development strategy:

o In-House Development Expertise - The Company has recently taken advantage of its inhouse development capability to selectively develop new facilities in areas where suitable acquisitions may not be available. The development activities consist primarily of additions to existing facilities and construction of new facilities. During the year, the Company placed in service five development properties at a cost of $16.5 million, adding 332 thousand square feet and expanded the available square feet at eight facilities, adding 132 thousand square feet for a cost of $6.1 million. At December 31, 1997, the Company had incurred $31.3 million of development in process and the Company had plans to develop 21 new facilities. Expansions are planned for 18 existing facilities. These 39 new construction projects and expansions are underway with total estimated costs of $ 99.0 million. These 39 projects have expected completion dates ranging from the first quarter of 1998 through the second quarter of 1999. These developments are currently underway in the following markets: Baltimore, Maryland/Washington, D.C., Memphis, Tennessee, Northern California, Massachusetts and Central Florida.

o Access to Development Capital - The Company has a proven ability to access various forms of capital that differentiates it from most of its competitors, particularly since capital for the construction of new self-storage facilities (traditionally funded by savings and loan associations) has been less available in recent years.

o Potentially Higher Development Returns - Development properties provide the potential for long-term returns greater than those that can typically be achieved by acquired facilities. However losses during the lease-up period on these properties will reduce the Company's earnings. In addition, local regulations may present barriers to new development. As with all real property, storage facilities must conform to local zoning ordinances. Typically, self-storage facilities are not a permitted use within the commercial and retail zones desired by the Company for development of a new facility. Therefore, the Company must generally obtain a special use permit or zoning variance to undertake the development of a new facility. During 1997, the development properties placed in service in 1997 reduced Funds from Operations ("FFO") by $(367) thousand, or $(0.014) per share. The Company is increasing its development spending and is planning to invest up to $80 million in development in 1998. The level of development is monitored closely by management to ensure that dilution of FFO caused by development properties in lease-up does not materially affect FFO growth. In addition to risks associated with owning and operating established facilities, development involves additional risks relating to delays in construction and lease-up and less-favorable-than-anticipated rental rates, all of which could reduce the Company's return.

                  Franchising

Storage USA Franchise Corp. ("Franchise") was established in 1996. The Company owns a 97.5% ecenomic interest in Franchise and 100% of its Class B non-voting common stock. The investment was intended to enhance the Company's short- and long-term income streams and to provide a pipeline of acquisitions designed and constructed to Storage USA's standards. Franchise offers a turnkey package including access to capital, analysis of potential markets and sites, facility design, general contractor work and facility management. As of December 31, 1997, Franchise has seven facilities open and operating, 43 under development and 23 in due diligence. Of the total 73 facilities, approximately 43 are joint venture properties that would include earnings participation by Franchise (this figure is subject to change, as Franchisees in the due diligence stage have not definitively chosen which arrangement they will use). The franchised facilities in total represent approximately $250 million in potential future acquisitions.

The Company believes that its investment in Franchise will contribute to its goal of enhancing shareholder return by providing an acquisition pool of facilities designed and developed to Company specifications utilizing franchisees' equity capital.

Capital Strategy

The Company and the Partnership intend to maintain a conservative capital structure designed to enhance access to capital and to facilitate earnings growth. The Company expects to finance long-term capital needs through the issuance of equity (common and preferred) and debt securities. Since the IPO, the Company has issued $371 million of its Common Stock in four public offerings and $284 million of its Common Stock in a series of direct placements with Security Capital U.S. Realty ("USRealty"), an affiliate of Security Capital Group. Since October 1996, the Partnership has issued to the public
$400 million of its unsecured Senior Notes. These notes have been issued at interest rates ranging from 7.125% to 8.2% and maturities ranging from 2003-2027. In addition, since the IPO, the Partnership has issued 2.7 million Units valued at $92 million in consideration for the acquisition of self-storage facilities.

Short-term capital needs, including acquisition funding pending the issuance of additional securities, are met through the Company's revolving lines of credit. The Company has available $190.0 million in two unsecured revolving lines of credit with a group of commercial banks, under which it had borrowed $31.8 million as of December 31, 1997. At December 31, 1997, the Company also had mortgage loans outstanding of $42.8 million that were collateralized by 19 properties. The policy of the Company and the Partnership, which is subject to change at the discretion of the Company's Board of Directors, is to limit total indebtedness to the lesser of 50% of total assets at cost or that amount that will sustain a minimum debt service coverage ratio of 3:1. As of December 31, 1997, the total indebtedness of the Company is 36.4% of total assets at cost and its debt service coverage ratio for the year ended December 31, 1997, is 4.6:1. The Company believes that this policy, the Company's success in raising equity and, through the Partnership, debt capital, its preference for unsecured debt and its ability to purchase self-storage facilities in exchange for Units all demonstrate the commitment of the Company to maintain a conservative but flexible capital structure that should permit continued access to the capital markets on favorable terms.

Strategic Alliance with Security Capital U.S. Realty

In March 1996, the Company entered into a Strategic Alliance Agreement with USRealty. The Strategic Alliance Agreement, among other things, permits USRealty to purchase up to 42.5% of the Company's Common Stock and to participate in certain offerings of the Company's equity securities. At December 31, 1997, USRealty owned 38.3% of the Company's common stock.

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

Pursuant to the Strategic Alliance Agreement, and until the first to occur of
(A) the expiration of the five-year period following shareholder approval of the Strategic Alliance (the "Standstill Period") and any extension thereof, and (B) the first date following the consummation of the second funding in connection with the Strategic Alliance on which US Realty's ownership of Company Common Stock drops below 20% of the outstanding shares of Company Common Stock for a continuous period of 180 days (a "20% Termination Date"), the Company may not
(a) incur total indebtedness in an amount exceeding 60% of the value of the Company's total assets (which is deemed to be equal to the market value of the Company's outstanding equity (on a fully-diluted basis at a price of $31.30 per share) and debt as of March 1, 1996, plus the acquisition cost of properties acquired after March 1, 1996 (less any proceeds of property dispositions that are distributed to shareholders)), (b) cause or permit the sum of (i) securities of any other person, (ii) assets held other than directly by the Company or the Partnership, (iii) loans made by the Company to the Partnership or any other Subsidiary, or the reverse, (iv) assets managed by persons other than employees of the Company or the Partnership, to, at any time, exceed 10%, at cost, of the consolidated assets owned by both the Company and the Operating Partnership, (c) own real property other than self-storage facilities or land suitable for the development of self-storage facilities whose value exceeds 10% of the aggregate value of the Company's real estate assets at cost, (d) terminate its eligibility for treatment as a REIT for federal income tax purposes, or (e) except as permitted or required by agreements existing as of March 1, 1996, (i) own any interest in any partnership unless the Company is the sole managing general partner of such partnership or (ii) permit the Operating Partnership to issue Units, or securities convertible or exercisable for Units, if such issuance would cause the Company to own less than 90% of the Units on a fully diluted basis (collectively, the "Corporate Action Covenants"). The Company has certain specified rights to cure certain failures to comply with the Corporate Action Covenants.

In addition, the Company is subject to certain limitations pursuant to the Strategic Alliance that continue until USRealty's ownership of Company Common Stock shall have been below 20% by value of the actually outstanding shares of Company Common Stock for a continuous period of 180 days (subject to certain conditions). Generally, these limitations restrict the amount of assets that the Company may own indirectly through other entities and the manner in which the Company conducts its business. USRealty requested these conditions because of its belief that REITs with direct and extensive control over the operation of all of their assets operate more effectively and in order to permit USRealty to comply with certain requirements of the Code and other countries' tax laws applicable to foreign investors. The Company, during the same period, has agreed not to take actions in the future that would result in more than 10% of its gross income, or more than 10% of the Company's assets by value (subject to certain adjustments), being attributable to properties that are indirectly owned and are not managed by employees of the Company or the Partnership.
USRealty has agreed to waive these requirements in certain specific instances where indirect ownership facilitates the Company's acquisition of certain facilities.

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

The Company is the second largest self-storage operator, with 26.9 million square feet in 377 owned and 39 managed (including 9 franchises) facilities as of March 12, 1998. In addition to the Company, there are four other publicly traded REITs and numerous private and regional operators. These other entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the geographic proximity of its investments and the payment of higher facility acquisition prices. This competition may reduce the number of suitable acquisition opportunities offered to the Company and increase the price required to be able to consummate the acquisition of particular facilities. Further, the Company believes that competition from entities organized for purposes substantially similar to the Company's objectives could increase. Nevertheless, the Company believes that the operations, development and financial experience of its executive officers and directors and its customer-oriented approach to management of self-storage facilities should enable the Company to compete effectively.

Employees

All persons referred to herein as employees of the Company are employees of the Partnership or its subsidiaries. As of December 31, 1997, the Company employed approximately 1,400 employees, of whom approximately 333 were employed part-time (fewer than 30 hours per week) on a regular basis. None of the Company's employees are covered by a collective bargaining agreement.

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

Policies and Objectives with Respect to Certain Activities

The following is a discussion of the Company's policies with respect to investment and financing activities. The policies with respect to these activities have been determined by the Board of Directors of the Company and may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the shareholders of the Company. See also "Limitations on Corporate Actions Pursuant to Strategic Alliance Agreement" above.

         Financing Policies

The Company may from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of facilities, growth and acquisition opportunities and other factors. The Charter and Bylaws of the Company do not limit the amount or percentage of indebtedness, funded or otherwise, the Company might incur. The Board of Directors of the Company has adopted a policy limiting the Company's indebtedness to the lesser of 50% of its total assets at cost or the amount that will sustain a minimum debt service coverage ratio of 3:1. However, the Board of Directors can, without shareholder approval, amend or modify its current policy on borrowing. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company's cash flow and ability to make distributions to its shareholders, an increased risk of default on its obligations and an increased risk of foreclosure on facilities securing debt. In the event management deems it appropriate, the Company will enter into arrangements with a creditworthy financial institution for the purpose of limiting the maximum interest expense to which the Company would be subjected in the event interest rates rise. The Company is also subject to certain limitations with respect to the incurrence of indebtedness under the Strategic Alliance Agreement, as described above.

Borrowings may be incurred through the Partnership or the Company. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness incurred by the Partnership may be in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, financing from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the property owned by the Partnership. Such indebtedness may be recourse to all or any part of the assets of the Company or the Partnership, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company or the Partnership may be used for the payment of distributions, working capital, for refinancing existing indebtedness or for financing acquisitions or expansions of facilities.

         Investment Policies

The Company's investment objectives are to acquire or develop income-producing self-storage facilities with property level cash flow growth potential. While the Company emphasizes equity real estate investments, it may, in its discretion, invest in mortgage and other real estate interests, including securities of other REITs. The Company does not currently invest in securities of other REITs and has no present intention of doing so. The Company may invest in participating or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation. Specifically, the Company may make participating and non-participating loans collateralized by self-storage facilities owned by third parties.

Forward-Looking Statements and Risk Factors

All statements contained in this Annual Report that are not historical facts, including, but not limited to, statements regarding: the Company's anticipated future development and acquisition activity; the impact of anticipated rental rate increases on the Company's revenue growth; the Company's 1998 budgeted revenues, expenses and returns; future capital requirements; the Company's business strategies; and managements' evaluation of industry and competitive conditions, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the economic conditions in the markets in which the Company operates negatively impacting the financial resources of the Company's clients; certain of the Company's competitors, including some with substantially greater financial resources than the Company, reducing the number of suitable acquisition opportunities offered to the Company and increasing the price necessary to consummate the acquisition of particular facilities; increased development of new facilities and competition in Company markets resulting in over-supply and lower rental or occupancy rates; the unavailability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; increased costs related to compliance with laws, including environmental laws; general business and economic conditions; and other risk factors described elsewhere in this Annual Report. Any such forward-looking statements speak only as of the date made and the Company cautions readers not to place undue reliance on them.

The Company's business is subject to the following particular risks and may be subject to other risks as yet unidentified by management:

         Acquisition and Development Risks

Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the prices paid for acquired facilities and the costs of any improvements required to bring an acquired facility up to standards established for the market position intended for that facility will prove inaccurate, as well as general investment risks associated with any new real estate investment. There can be no assurance that acquisition targets meeting the Company's guidelines for quality and yield will continue to be available in the number experienced in prior periods and that the Company will be able to purchase such facilities in volumes adequate to meet its goals.

The self-storage development business involves significant risks in addition to those involved in the ownership and operation of established self-storage facilities, including unfavorable financing terms, timing delays in construction and lease-up, unavailable permanent financing and less-favorable than anticipated lease terms. Consequently, there can be no assurance that the Company will realize its development goals or that newly developed facilities will perform as well as other facilities developed by the Company or realize their budgeted returns.

         Debt Financing Reduces Cash Flow and Increases Risk of Default

General Risks. The Company finances certain of its acquisitions and development with unsecured debt and, in some cases, mortgage debt. As a result of the Company's use of debt in its capital structure, the Company is subject to the risks normally associated with debt financing. The required payments on indebtedness are not reduced if the economic performance of the Company or any property declines. If such decline occurs, the Company's ability to make debt service payments would be adversely affected. If a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the property could be transferred to the mortgagee with a consequent loss of revenue and asset value to the Company. Likewise if increased debt payment requirements utilize funds that would otherwise have been distributed in order to meet the 95% REIT distribution test, the Company may lose its REIT status.

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

No Limitation on Debt. The Board of Directors has adopted a policy limiting the Company's total indebtedness to the greater of not more than 50% of its total assets at cost or the amount that will sustain a minimum debt service coverage ration of 3:1. However, the Board of Directors of the Company, without shareholder approval, may amend or modify its current policy on borrowing. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company's funds from operations, cash flow and ability to make distributions to its shareholders, an increased risk of default on its obligations and an increased risk of foreclosure on facilities securing debt.

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

Changes in Policies

The major policies of the Company, including its policies with respect to acquisitions, development, financing, growth, operations, debt limitation and distributions, are determined by its Board of Directors. The Board of Directors may amend or revise these and other policies from time to time without a vote of the shareholders of the Company.

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

On February 2, 1998, the Clinton Administration released a summary of its proposed budget plan, which contained provisions that, if enacted, would affect REITs, including the Company (the "REIT Proposals"). One such provision would prohibit REITs from owning more than ten percent of the value of all classes of stock of a third-party service subsidiary corporation that generates nonqualifying income under the 95 percent gross income test. Because the Company owns more than 10% of the value of Franchise, the REIT Proposals could adversely affect the manner in which the Company structures its ownership of Franchise and the magnitude of the franchising and management activities conducted by the Company in the future. It is important to note that the REIT Proposals are only precursors to the first stage in a lengthy legislative process that may or may not culminate in the passage of legislation affecting REITs. Therefore, the Company is unable to determine whether the REIT Proposals will be enacted into legislation and, if enacted, the impact any final legislation may have on the Company.

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

The Company competes in operations and for investment opportunities with entities which have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. See "Business-Competition" above.

         Real Estate Investment Risks

General Risks. The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of the Company's real estate investments and the Company's income and ability to make distributions to its shareholders is dependent upon the Company's ability to operate the facilities in a manner sufficient to maintain or increase cash provided by operations. Income from the facilities may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other self-storage properties, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future legislation and regulatory compliance, including the costs of compliance with environmental, zoning and land use and fire and safety regulations as well as building codes and other laws, rules and regulations affecting the Company's facilities, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, and other factors which are beyond the control of the Company.

Illiquidity of Real Estate May Limit its Value. Real estate investments are relatively illiquid. The ability of the Company to vary its portfolio in response to changes in economic and other conditions is limited. There can be no assurance that the Company will be able to dispose of an investment when it finds disposition advantageous or necessary or that the sale price of any disposition will recoup or exceed the amount of the Company's investment.

Uninsured and Underinsured Losses Could Result in Loss of Value of Facilities. The Company maintains comprehensive insurance on each of its facilities, including liability, fire and extended coverage. Management believes this coverage is of the type and amount customarily obtained for or by an owner on real property. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable, as to which the Company's facilities are at risk in their particular locales. The Company's management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to requiring appropriate insurance on the Company's investments at a reasonable cost and on suitable terms. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of the Company's lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to such property.

Possible Liability Relating to Environmental Matters. The Company may be subject to liability under various environmental laws as an owner or operator of real estate. See "Business - Operating Practices - Environmental Matters."

         Anti-Takeover Measures

The Company's Charter and By-laws and Tennessee law include a number of provisions that could have the effect of discouraging a takeover or other transaction in which shareholders of the Company might receive a premium for their shares over the then prevailing market price or which such holders might believe to be otherwise in their best interest, including: (i) a prohibition on direct or constructive ownership of more than 9.8% of the outstanding shares of Common Stock by any person (except USRealty, which may acquire up to 42.5% of the Company's Common Stock); (ii) the capacity to issue "blank check" preferred stock with terms and preferences established by the Board of Directors; and
(iii) the Tennessee Investor Protection Act, Business Combination Act and Greenmail Act, which impose certain restrictions and require certain procedures with respect to certain takeover offers and business combinations.

Item 2.    Properties

The following are definitions of terms used throughout this discussion in analyzing the Company's business. "Physical occupancy" is the total net rentable square feet rented as of the date computed divided by the total net rentable square feet available. "Economic occupancy" is determined by dividing the expected income by the gross potential income. "Gross potential income" is the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed. "Expected income" is the sum of the monthly rent being charged for the rented units at a facility as of the date computed. "Rent per square foot" is the annualized result of dividing gross potential income on the date computed by total net rentable square feet.

Self-Storage Facilities

The Company's self-storage facilities offer customers fully-enclosed units, which are for their exclusive use and to which they control access by furnishing their own locks. The average size of a Company-owned facility is 65,000 square feet and contains an average of 620 units. At December 31, 1997, the average rent per square foot for the Company-owned facilities was $9.90. The average direct expense per square foot for Company owned facilities is $2.39. Based on surveys performed by the Company in the third quarter of 1997, the Company's client base is 63% residential and 37% commercial. The average length of stay of a commercial tenant is 26.4 months and for a residential tenant is 8.2 months. At December 31, 1997, the average occupancy of the 360 facilities owned by the Company was 84% physical and 76% economic.

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

Markets


                        Number of       Available           Available          Physical             Rent Per            Economic
 State                  Properties          Units         Square Feet         Occupancy          Square Foot           Occupancy
----------------------------------------------------------------------------------------------------------------------------------


 Alabama                   2                 874             110,612             88.2%            $   8.04                81.1%
 Arizona                  19              11,264           1,100,276             80.7%            $   8.66                75.5%
 California               78              57,749           5,777,482             87.4%            $  10.42                76.5%
 Colorado                  2               1,382             158,055             79.5%            $   8.65                76.5%
 Connecticut               7               4,591             530,659             88.6%            $  11.11                82.2%
 District of Columbia      1               1,402             107,405             82.6%            $  16.28                80.6%
 Delaware                  1                 624              71,720             86.8%            $  11.88                79.0%
 Florida                  29              24,181           2,257,911             80.8%            $  11.78                74.5%
 Georgia                   6               3,660             418,817             75.0%            $   8.64                67.0%
 Illinois                  1                 625              76,191             67.5%            $   9.52                54.4%
 Indiana                  22               8,916           1,010,984             79.4%            $   6.75                72.0%
 Kansas                    4               1,685             200,805             85.8%            $   8.60                81.6%
 Kentucky                  6               2,522             279,755             77.9%            $   7.04                69.1%
 Massachusetts            12               5,796             693,430             88.8%            $   9.98                80.2%
 Maryland                 12               8,892             857,660             89.0%            $  14.17                82.1%
 Michigan                  7               4,140             442,577             87.5%            $   9.30                76.4%
 Missouri                  2                 955             104,870             92.2%            $   7.40                93.1%
 North Carolina            6               3,671             400,769             78.6%            $   7.05                73.3%
 New Jersey               15               9,566           1,021,474             86.7%            $  13.98                81.1%
 New Mexico               10               5,066             501,437             71.4%            $   8.38                62.9%
 Nevada                    8               4,578             540,630             83.1%            $   8.57                75.4%
 New York                  6               3,466             316,911             86.3%            $  10.81                81.3%
 Ohio                     20               8,712           1,172,659             78.3%            $   6.94                69.0%
 Oklahoma                 16               7,962             949,434             84.0%            $   5.94                78.0%
 Oregon                    3               2,172             205,235             83.1%            $  11.07                74.5%
 Pennsylvania              8               5,077             506,800             87.0%            $  11.64                79.0%
 Tennessee                26              13,792           1,589,601             80.4%            $   8.91                71.6%
 Texas                    15              10,283           1,138,376             84.8%            $   8.13                77.4%
 Utah                      3               1,576             196,635             81.2%            $   7.27                75.2%
 Virginia                 12               7,734             723,085             85.1%            $  13.91                78.3%
 Washington                1                 582              62,550             89.0%            $   8.01                80.0%
                         -------------------------------------------------------------------------------------------------------
 Grand Total             360             223,495          23,524,805             83.8%            $   9.90                76.2%
                         =======================================================================================================

Item 3.    Legal Proceedings.

The Company is the subject of a purported national class action filed on September 25, 1997, in the Superior Court of the District Of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. 97-CA97426, seeking recovery of certain late fees paid by Company tenants since September 1993, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. The Company filed its initial response in the case, believes it has defenses to the claims and intends to defend the suit vigorously. While the ultimate resolution of this case cannot be currently determined, management believes that the aggregate liability or loss, if any, resulting from this claim will not have a material adverse effect on its financial position. However, if durirng any period the potential contingency should become probable, the results of operations in that period could be materially affected.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the last quarter of its fiscal year ended December 31, 1997.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Incorporated herein by reference from the caption "Price Range of Common Stock and Dividends" appearing in the Company's 1997 Annual Report to Shareholders, the relevant portion of which is attached hereto as Exhibit 13. Information regarding the Company's dividend policy is included in Item 7. On November 6, 1997, the Company issued 91,966 shares of its common stock to four individuals in exchange for their interest in certain self-storage facilities. The shares were issued in a private transaction in reliance on the exemption from registration provided by section 4(2) of the Securities Act of 1933.

Item 6.   Selected Financial Data.

Incorporated herein by reference from the caption "Selected Financial Data" appearing in the Company's 1997 Annual Report to Shareholders, the relevant portion of which is attached hereto as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Incorporated herein by reference from the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's 1997 Annual Report to Shareholders, the relevant portion of which is attached hereto as Exhibit 13.

Item 8.   Financial Statements and Supplementary Data.

The Company's Financial Statements and Supplementary Data for the year ended December 31, 1997, are incorporated herein by reference from the Company's 1997 Annual Report to Shareholders, the relevant portion of which is attached hereto as Exhibit 13.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant:
             at March 25, 1998


The information required hereunder is incorporated herein by reference from the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

The following information relates to executive officers of the Company who are not also directors:

         Dennis A. Reeve has been Chief Financial Officer of the Company since June 1, 1997. Mr. Reeve was a Director of the Company from April 13, 1994 until his appointment as Chief Financial Officer. From 1994 until June 1, 1997, Mr. Reeve was President of Sparks Capital Corporation, a NASD general securities broker/dealer. In 1992 and 1993 Mr. Reeve worked as a private consultant.

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

         Morris J. Kriger has been Executive Vice President of the Company since March of 1996, and is responsible for Acquisitions. Mr. Kriger holds a Bachelors Degree in Industrial Management from MIT and received his Juris Doctorate from Harvard Law School. Mr. Kriger has more than 30 years experience in practical real estate law and lending law, representing developers and lenders in a variety of real estate types throughout the United States. Mr. Kriger has also served as General Counsel to two prestigious real estate companies.

         Christopher Marr became Senior Vice President, Finance and Accounting of the Company on July 1, 1997. Prior to that, Mr. Marr was Vice President, Financial Reporting and Controller of the Company from August 1, 1994. From 1986 to July 1994, Mr. Marr worked for the accounting firm of Coopers & Lybrand, from 1992 through 1994 as a senior manager. Mr. Marr holds a Bachelor of Arts degree in Accounting from Loyola College, Baltimore, Maryland, and is a Certified Public Accountant.

         Richard B. Stern has been Senior Vice President, Development since July of 1996. Prior to joining the Company, Mr. Stern held Senior Executive positions with Kemper Corporation, Baird & Warner and Balcor. Mr. Stern holds a B.A. in Urban Planning from the University if Illinois and an M.A. in Geography from Northeastern Illinois University.

         Buck Brown has been Senior Vice President, Human Resources since February of 1998. Prior to joining the Company, Mr. Brown held various positions at AutoZone, Inc., most recently Vice President of Human Resources.

Item 11.     Executive Compensation.

Incorporated herein by reference from the caption "Election of Directors - Executive Compensation" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the caption "Election of Directors - Beneficial Ownership of Company Common Stock" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

Item 13.     Certain Relationships and Related Transactions.

Incorporated herein by reference from the caption "Election of Directors - Certain Transactions" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

           (a) The following documents are filed as a part of this report and are hereby incorporated by reference from the Company's 1997 Annual Report to Shareholders, excerpts from which are attached hereto as
           Exhibit 13:


1.   Financial Statements:
     Report of Coopers & Lybrand L.L.P.

     Balance sheets as of December 31, 1997 and 1996

     Statements of operations for the years ended December 31, 1997, 1996 and 1995

     Statements of cash flows for the years ended December 31, 1997, 1996 and 1995

     Statements of shareholders' equity for the years ended December 31, 1997, 1996 and 1995

     Notes to consolidated financial statements

     Supplementary information on quarterly financial data (unaudited) Selected Financial Data

     Schedule III, Real Estate and Accumulated Depreciation as of December 31, 1997

     Report of Independent Accountants




         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(b)     Reports on Form 8-K

         On October 6, 1997, the Company filed an amendment to its Current Report on Form 8-K, filed September 17, 1997. The amendment included the following historical and pro forma financial statements with respect to the 9 self-storage facilities referred to in the filing.

           Financial Statements Applicable to Real Estate Properties Acquired:

           o          Report of Independent Accountants
           o Acquisition Facilities Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1996 (Audited), and for the six months ended June 30, 1997 (Unaudited).
           o Notes to Historical Summaries of Combined Gross Revenue and Direct Operating Expenses

           Pro Forma Financial Information:

           o Unaudited Pro-Forma Combined Condensed Balance Sheet as of June 30, 1997.
           o Unaudited Pro-Forma Combined Condensed Statement of Operation for the six months ended June 30, 1997.
           o Unaudited Pro-Forma Combined Condensed Statement of Operations for the year ended December 31, 1996.
           o          Notes to Unaudited Pro-Forma Combined Condensed Financial
                      Statements.

         On November 21, 1997, the Company filed its current report on Form 8-K. The filing included certain information with respect to the 37 self-storage facilities referred to in the filing.

         On November 25, 1997, the Company filed an amendment to its Current Report on Form 8-K, filed on November 21, 1997. The amendment included the following historical and pro forma financial statements with respect to the 37 self-storage facilities referred to in the filing.

           Financial Statements Applicable to Real Estate Properties Acquired:

           o          Report of Independent Accountants
           o Acquisition Facilities Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1996 (Audited), and for the nine months ended September 30, 1997 (Unaudited).
           o Notes to Historical Summaries of Combined Gross Revenue and Direct Operating Expenses

           Pro Forma Financial Information:

           o Unaudited Pro-Forma Combined Condensed Balance Sheet as of September 30, 1997.
           o Unaudited Pro-Forma Combined Condensed Statement of Operation for the nine months ended September 30, 1997.
           o Unaudited Pro-Forma Combined Condensed Statement of Operations for the year ended December 31, 1996.
           o          Notes to Unaudited Pro-Forma Combined Condensed Financial
                      Statements.


(c)     Exhibits

         The following exhibits are filed as part of this report:

Exhibit No.                         Description

        3.1 Amended and Restated Charter of Storage USA, Inc. (the "Company"), (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-44641), and incorporated by reference herein).

        3.2*     Restated and Amended Bylaws of the Company.

          4*     Specimen Common Stock Certificate.

       10.1* Agreement between the Company and certain executive officers prohibiting conflicting self-storage interests.

       10.2*     Company's Omnibus Stock Option Plan.

       10.3*     SUSA Partnership, L.P. (the "Partnership") 401(k) Savings Plan.

       10.4** Form of Registration Rights Agreement relating to Partnership unit issuances in 1994.

       10.5++ Form of Agreement of General Partners relating to certain Partnership unit issuances in 1995 and schedule of beneficiaries.

       10.6++ Form of Registration Rights Agreement relating to certain issuances of Partnership units after 1994 and schedule of beneficiaries.

       10.7++ Form of Stock Purchase Agreement in connection with the 1995 Employee Stock Purchase and Loan Plan, and schedule of participants.

       10.8++ Form of Promissory Note in connection with the 1995 Employee Stock Purchase and Loan Plan, and schedule of issuers.

       10.9++++  Second Amended and Restated Agreement of Limited
                 Partnership of the Partnership, dated as September 21, 1994 (the "Partnership Agreement").

       10.10 First Amendment to the Partnership Agreement, dated March 19, 1996 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K/A, filed April 1, 1996, and incorporated by reference herein).

       10.11 Second Amendment to the Partnership Agreement, dated as of June 14, 1996 (filed as Exhibit 10.0 to the Company's Current Report on Form 8-K/A filed July 17, 1996, and incorporated by reference herein).

       10.12 Third Amendment to Partnership Agreement, dated as of August 14, 1996 (filed as Exhibit 10.1 to the Company's Amendment No. 1 to a Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

       10.13 Strategic Alliance Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

       10.14 Amendment No. 1 to Strategic Alliance Agreement, dated June 14, 1996, between the Company, the Partnership, Storage USA Trust, Security Capital U.S. Realty and Security Capital Holdings, S.A. (filed as Exhibit 10.2 to the Company's Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

       10.15 Registration Rights Agreement, dated as of March 19, 1996, between the Company, Security Capital Holdings, S.A. and Security Capital U.S. Realty (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

       10.16 Indenture, dated November 1, 1996, between the Partnership and First National Bank of Chicago, as Trustee (filed as
                 Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 8, 1996, and incorporated by reference herein).

       10.17+ First Amendment to the Adoption Agreement for the Company's 401(k) Plan.

       10.18 Amended and Restated Revolving Credit Agreement dated December 23, 1997 (filed as an exhibit to the Company's current Report on Form 8-K, filed on January 20, 1998, and incorporated by reference herein.

          13 Relevant portions of the Company's 1997 Annual Report to Shareholders are filed herewith.

          21     Subsidiaries of Registrant.

          23     Consent of Coopers & Lybrand L.L.P.

          27.1   Financial Data Schedule - 1997

          27.2   Financial Data Schedule - 1997 (First three quarters)

          27.3   Financial Data Schedule - 1996

          27.4   Financial Data Schedule - 1995

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

                                STORAGE USA, INC.

                                By:  /s/ Dennis A. Reeve
                                     -------------------
                                     Dennis A. Reeve
                                     Chief Financial Officer
                                     (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                          Signature                                  Title                                            Date
                          ---------                                  -----                                            ----
                      /s/ DEAN JERNIGAN                       Chairman of the Board of Directors                 March 27, 1998
                 ----------------------------                 Chief Executive Officer & President (Principal
                          Dean Jernigan                       Executive Officer)

                      /s/ CHRISTOPHER P. MARR                 (Principal Accounting Officer)                     March 27, 1998
                 ----------------------------
                          Christopher P. Marr

                      /s/ HOWARD P. COLHOUN                   Director                                           March 27, 1998
                 ----------------------------
                          Howard P. Colhoun

                      /s/ C. RONALD BLANKENSHIP               Director                                           March 27, 1998
                 ----------------------------
                          C. Ronald Blankenship

                      /s/ HARRY J. THIE                       Director                                           March 27, 1998
                 ----------------------------
                          Harry J. Thie

                      /s/ MARK JORGENSEN                      Director                                           March 27, 1998
                 ----------------------------
                          Mark Jorgensen

                      /s/ JOHN P. MCCANN                      Director                                           March 27, 1998
                 ----------------------------
                          John P. McCann

                      /s/ WILLIAM D. SANDERS                  Director                                           March 27, 1998
                 ----------------------------
                          William D. Sanders

                      /s/ CAROLINE S. MCBRIDE                 Director                                           March 27, 1998
                 ----------------------------
                          Caroline S. McBride

                      /s/ ALAN B. GRAF, JR.                   Director                                           March 27, 1998
                 ----------------------------
                          Alan B. Graf, Jr.


                                  EXHIBIT INDEX

   Exhibit No.               Description
   -----------               -----------
      3.1 Amended and Restated Charter of Storage USA, Inc. (the "Company"), (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-44641), and incorporated by reference herein).

      3.2*    Restated and Amended Bylaws of the Company.

        4*    Specimen Common Stock Certificate.

     10.1* Agreement between the Company and certain executive officers prohibiting conflicting self-storage interests.

     10.2*    Company's Omnibus Stock Option Plan.

     10.3*    SUSA Partnership, L.P. (the "Partnership") 401(k) Savings Plan.

     10.4**   Form of Registration Rights Agreement relating to
              Partnership unit issuances in 1994.

     10.5++ Form of Agreement of General Partners relating to certain Partnership issuances in 1995 and schedule of beneficiaries.

     10.6++ Form of Registration Rights Agreement relating to certain issuances of Partnership units after 1994 and schedule of beneficiaries.

     10.7++ Form of Stock Purchase Agreement in connection with the 1995 Employee Stock Purchase and Loan Plan, and schedule of participants.

     10.8++   Form of Promissory Note in connection with the 1995
              Employee Stock Purchase and Loan Plan, and schedule of issuers.

     10.9++++ Second Amended and Restated Agreement of Limited
              Partnership of the Partnership, dated as September 21, 1994 (the "Partnership Agreement").

     10.10 First Amendment to the Partnership Agreement, dated March 19, 1996 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed April 1, 1996, and incorporated by reference herein).

     10.11 Second Amendment to the Partnership Agreement, dated as of June 14, 1996 (filed as Exhibit 10.0 to the Company's Current Report on Form 8-K/A filed July 17, 1996, and incorporated by reference herein).

     10.12 Third Amendment to Partnership Agreement, dated as of August 14, 1996 (filed as Exhibit 10.1 to the Company's Amendment No. 1 to a Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

     10.13 Strategic Alliance Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

     10.14 Amendment No. 1 to Strategic Alliance Agreement, dated June 14, 1996, between the Company, the Partnership, Storage USA Trust, Security Capital U.S. Realty and Security Capital Holdings, S.A. (filed as Exhibit 10.2 to the Company's Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

     10.15 Registration Rights Agreement, dated as of March 19, 1996, between the Company, Security Capital Holdings, S.A. and Security Capital U.S. Realty (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

     10.16 Indenture, dated November 1, 1996, between the Partnership and First National Bank of Chicago, as Trustee (filed as
              Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 8, 1996, and incorporated by reference herein).

     10.17+ First Amendment to the Adoption Agreement for the Company's 401(k) Plan.

     10.18 Amended and Restated Revolving Credit Agreement dated December 23, 1997 (filed as an exhibit to the Company's current Report on Form 8-K, filed on January 20, 1998, and incorporated by reference herein.


     13 Relevant portions of the Company's 1997 Annual Report to Shareholders are filed herewith.

     21       Subsidiaries of Registrant.

     23       Consent of Coopers & Lybrand L.L.P.

     27.1     Financial Data Schedule - 1997

     27.2     Financial Data Schedule - 1997 (First three quarters)

     27.3     Financial Data Schedule - 1996

     27.4     Financial Data Schedule - 1995

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