Form 10-Q
period 1998-06-30
STORAGE USA INC
filed 1998-08-14
CIK 912116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 1998
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                        For the transition period from to

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

 Common Stock, $.01 par value, 27,690,870 shares outstanding at August 12, 1998


                                                PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                      Storage USA, Inc.
                                            Consolidated Statements of Operations
                                                         (unaudited)
                                        (amounts in thousands, except per share data)
                                                     Three months       Three months         Six months          Six months
                                                            ended              ended              ended               ended
                                                    June 30, 1998      June 30, 1997      June 30, 1998       June 30, 1997
                                                 -----------------  -----------------   ----------------   -----------------


Property Revenues:
Rental income                                             $52,839            $37,865           $100,109             $71,340
Other income                                                  891                786              1,939               1,072
                                                 -----------------  -----------------   ----------------   -----------------

Total property revenues                                    53,730             38,651            102,048              72,412
                                                 -----------------  -----------------   ----------------   -----------------

Property Expenses:
Cost of property operations & maintenance                  13,058              9,424             25,186              17,715
Taxes                                                       4,634              3,191              8,577               6,151
General & administrative                                    2,721              1,559              4,597               2,823
Depreciation & amortization                                 7,124              4,505             13,692               8,670
                                                 -----------------  -----------------   ----------------   -----------------

Total property expenses                                    27,537             18,679             52,052              35,359
                                                 -----------------  -----------------   ----------------   -----------------

Income from property operations                            26,193             19,972             49,996              37,053

Other income (expense):
Interest expense                                          (10,477)            (3,494)           (19,742)             (6,763)
Interest income                                             1,840                259              3,080                 496
                                                 -----------------  -----------------   ----------------   -----------------

Income before minority interest
  and gain (loss) on exchange                              17,556             16,737             33,334              30,786

Gain (loss) on exchange of storage facilities               (284)              2,569              (284)               2,569
                                                 -----------------  -----------------   ----------------   -----------------

Income before minority interest                            17,272             19,306             33,050              33,355

Minority interest                                          (1,966)            (1,411)            (3,306)             (2,476)
                                                 -----------------  -----------------   ----------------   -----------------

Net income                                                $15,306            $17,895            $29,744             $30,879
                                                 =================  =================   ================   =================

Basic net income per share                                  $0.55              $0.66              $1.07               $1.18
                                                 =================  =================   ================   =================

Diluted net income per share                                $0.55              $0.65              $1.07               $1.17
                                                 =================  =================   ================   =================

Basic weighted average shares outstanding                  27,688             27,224             27,688              26,138
                                                 =================  =================   ================   =================

Diluted weighted average shares outstanding                27,855             27,423             27,872              26,354
                                                 =================  =================   ================   =================

                                        See Notes to Consolidated Financial Statements


                                          Storage USA, Inc.
                                     Consolidated Balance Sheets
                              (amounts in thousands, except share data)

                                                                       as of                     as of
                                                               June 30, 1998         December 31, 1997
                                                      -----------------------    ----------------------
                                                                 (unaudited)
Assets

Investments in storage facilities, at cost:
Land                                                                $378,212                  $339,939
Buildings and equipment                                            1,025,729                   902,925
                                                      -----------------------    ----------------------
                                                                   1,403,941                 1,242,864

Accumulated depreciation                                             (58,123)                  (44,955)
                                                      -----------------------    ----------------------
                                                                   1,345,818                 1,197,909

Cash & cash equivalents                                                1,166                     1,172
Mortgages receivable                                                  75,045                    24,541
Other assets                                                          47,309                    36,178
                                                      -----------------------    ----------------------

     Total assets                                                 $1,469,338                $1,259,800
                                                      =======================    ======================

Liabilities & shareholders' equity

Notes payable                                                       $400,000                  $400,000
Line of credit borrowings                                            178,730                    31,843
Mortgage notes payable                                                56,373                    42,766
Accounts payable & accrued expenses                                   12,424                    11,137
Dividends payable                                                     17,722                         -
Rents received in advance                                              9,675                     7,457
Minority interest                                                     90,061                    71,182
                                                      -----------------------    ----------------------

     Total liabilities                                               764,985                   564,385
                                                      -----------------------    ----------------------

Commitments and contingencies

Shareholders' equity:
Common stock $.01 par value, 150,000,000 shares
 authorized, 27,690,272 and 27,634,790
 shares issued and outstanding                                           277                       276
Paid-in capital                                                      749,141                   738,185
Notes receivable - officers                                          (10,484)                  (12,771)
Deferred compensation                                                      -                   (1,366)
Accumulated deficit                                                  (15,831)                  (15,831)
Distributions in excess of net income                                (18,750)                  (13,078)
                                                      -----------------------    ----------------------

     Total shareholders' equity                                      704,353                   695,415
                                                      -----------------------    ----------------------

     Total liabilities & shareholders' equity                     $1,469,338                $1,259,800
                                                      =======================    ======================

                            See Notes to Consolidated Financial Statements




                                                  Storage USA, Inc.
                                        Consolidated Statements of Cash Flows
                                                     (unaudited)
                                               (amounts in thousands)

                                                                      Six Months Ended            Six Months Ended
                                                                         June 30, 1998               June 30, 1997
                                                                -----------------------      ----------------------

Operating activities:
Net income                                                                     $29,744                    $30,879

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                              13,692                      8,670
     Minority interest                                                           3,306                      2,476
     Loss (gain) on exchange of self-storage facilities                            284                     (2,569)
     Changes in assets and liabilities:
          Other assets                                                         (11,657)                    (6,045)
          Other liabilities                                                      3,980                      3,259
                                                                -----------------------      ----------------------
Net cash provided by operating activities                                       39,349                     36,670
                                                                -----------------------      ----------------------

Investing activities:
Acquisition and improvements of storage facilities                             (92,404)                  (140,435)
Proceeds from sale/exchange of storage facilities                                  151                     10,213
Development of storage facilities                                              (27,482)                   (14,702)
Loans to Franchisees                                                           (50,504)                         -
                                                                -----------------------      ----------------------
Net cash used in investing activities                                         (170,239)                  (144,924)
                                                                -----------------------      ----------------------

Financing activities:
Net borrowings (repayments) under line of credit                               146,887                    (47,615)
Mortgage principal payments/payoffs                                               (620)                   (12,356)
Mortgage principal borrowings                                                      145                      2,243
Cash dividends                                                                 (17,715)                   (16,322)
Proceeds from issuance of notes payable                                              -                     98,732
Proceeds from issuance of stock                                                  1,255                     91,123
Payments on notes receivable                                                     3,065                      1,786
Minority investor cash contribution                                                 39                        165
Distribution of minority interest capital                                         (193)                         -
Distribution to minority interests                                              (1,979)                    (1,170)
                                                                -----------------------      ----------------------
Net cash provided by financing activities                                      130,884                    116,586
                                                                -----------------------      ----------------------

Net increase (decrease) in cash and equivalents                                     (6)                     8,332
Cash and equivalents, beginning of period                                        1,172                      1,323
                                                                -----------------------      ----------------------
Cash and equivalents, end of period                                             $1,166                      $9,655
                                                                =======================      ======================







                                                Storage USA, Inc.
                                  Consolidated Statements of Cash Flows, continued
                                                   (unaudited)
                                              (amounts in thousands)

                                                                      Six Months Ended            Six Months Ended
                                                                         June 30, 1998               June 30, 1997
                                                                -----------------------      ----------------------

Supplemental schedule of non-cash activities:
 Common Stock issued in exchange for notes receivable                             $778                        $358
 Shares issued to Directors                                                       $132                        $107
 Mortgages assumed on storage facilities acquired                              $14,081                      $1,835
 Storage facilities acquired in exchange for
  Partnership Units                                                            $27,545                     $20,111
 Partnership Units exchanged for shares of
   common stock                                                                   $211                        $149
Exchange of storage facilities (net)                                            $1,721                      $7,644
                                                                -----------------------      ----------------------

                                  See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
             (amounts in thousands, except share and per share data)

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

 2.       Organization

         Storage USA, Inc. (the "Company") a Tennessee corporation, was formed in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the Company completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The Company is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At June 30, 1998 and 1997, respectively, the Company had an approximately 89% and 91% partnership interest in the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its 97.5% share of the profit or loss of Franchise in Other Income.

3.       Investment in Storage Facilities

         The following table summarizes the activity in storage facilities during the period:

         Cost:
              Balance on January 1, 1998                           $1,242,864
              Property acquisitions                                   126,077
              Investment in development                                27,482
              Disposition of property                                  (1,978)
              Improvements and other                                    9,496
                                                     -------------------------
              Balance on June 30, 1998                             $1,403,941
                                                     =========================


          Accumulated Depreciation:
              Balance on January 1, 1998                              $44,955
              Additions during the period                              13,274
              Disposition of property                                    (106)
                                                     -------------------------
              Balance on June 30, 1998                                $58,123
                                                     =========================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 1998
             (amounts in thousands, except share and per share data)

3.       Investment in Storage Facilities, continued

         The following pro forma combined results of operations of the Company for the six months ended June 30, 1998 has been prepared assuming that the acquisition of the 32 properties acquired during the same six month period had been completed as of January 1, 1998.

                                                    Pro forma for the
                                                     six months ended
                                                        June 30, 1998
                                              ------------------------

              Revenues                                   $    105,975
              Net income                                 $     29,594
              Basic net income per share                 $       1.07
              Diluted net income per share               $       1.06



         The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1998, nor does it purport to represent the results of operations for future periods.


4.       Lines of Credit and Mortgages Payable

         The Company can borrow under a $150,000 line of credit with a group of commercial banks and under a $40,000 line of credit with a commercial bank. These lines of credit bear interest at various spreads over LIBOR. During the quarter ended June 30, 1998, the weighted average borrowings were $125,480, and the weighted average interest rate was 6.7%. At June 30, 1998, approximately $178,730 was outstanding on the lines of credit. At June 30, 1998, there were $46,002 of fixed rate mortgage notes payable and $10,371 of variable rate mortgage notes payable. As of June 30, 1998, the fixed rate mortgage notes carried rates of interest ranging from 6.5% to 11.5% with a weighted average rate of 10.1%. The variable rate mortgage notes carried rates of interest ranging from 7.9% to 9.0% with a weighted average rate of 8.3%. During the six months ended June 30, 1998, total interest paid was $20,098 and total interest capitalized for construction costs was $1,442.


5.       Other Income

         Other income for the six months ended June 30, 1998 and 1997 consisted primarily of revenue from truck rentals, ground rents for billboards and cellular towers and the proportionate share of earnings of Franchise. Fees earned for the management of facilities owned by third parties and lock and packaging income are included in the earnings of Franchise.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 1998
             (amounts in thousands, except share and per share data)

6.       Income per Share

         Basic and diluted income per share is calculated by dividing net income by the appropriate weighted average shares as presented in the following table:
                                          Three Months Ended June 30,           Six Months Ended June 30,
                                                 1998             1997                1998             1997
                                     ----------------------------------   ----------------------------------
Basic weighted average
  common shares outstanding                    27,688           27,224              27,688           26,138
Dilutive effect of stock options                  167              199                 184              216
                                     ----------------------------------   ----------------------------------
Diluted weighted average
  common shares outstanding                    27,855           27,423              27,872           26,354

7.       Recent Accounting Developments

         On February 27, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 sets forth guidelines for the capitalization of costs relating to internal-use software. The Company adopted SOP 98-1 on April 1, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the financial statements of the Company.

         In March 1998, EITF 97-11, "Accounting for Internal Costs Related to Real Estate Property Acquisitions", was adopted. This standard, adopted by the Company on April 1, 1998, requires that the Company expense all costs of its internal acquisitions department. The adoption of EITF 97-11 is not expected to have a material impact on the financial statements of the Company.

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

         On June 16, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. The adoption of FAS 133 is not expected to have a material impact on the financial statements of the Company.

8.       Subsequent Events

         From June 30, 1998 to August 14, 1998, the Company completed the acquisition of seven self-storage facilities for approximately $19,750. These acquisitions were financed through operating cash flows and borrowings under the available lines of credit. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $62,450. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the third and fourth quarters. Should these contracts be terminated, the costs incurred by the Company would not be material.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 1998
             (amounts in thousands, except share and per share data)

8.       Subsequent Events, continued

         On July 13, 1998 the Company issued $100,000 of 6.95% senior unsecured notes due July 1, 2006 and $100,000 of 7.45% senior unsecured notes due July 1, 2018. The proceeds were used to repay debt incurred under the revolving lines of credit, which are used to finance the acquisition of self-storage facilities and for working capital.


9.       Commitments

         The Company is committed to lend approximately $69,313 to franchisees of Franchise ("Franchisees") for the construction of franchised self-storage facilities, secured by the facility.

         The Company is the guarantor on $14,281 of loans made by third party lenders to Franchisees and has committed to guarantee another $5,119.

10.      Legal Proceedings

         The Company is the subject of a purported national class action filed on September 25, 1997, in the Superior Court of the District of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. 97-CA97426, seeking recovery of certain late fees paid by Company tenants since September 1993, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. In April 1998 the plaintiff in this case petitioned for the certification of a nationwide class action, and the Company has since filed an opposition to such petition. The Company believes it has defenses to the claims in this suit and intends to defend the suit vigorously. While the ultimate resolution of this case cannot be currently determined, management believes that the aggregate liability or loss, if any, resulting from this claim will not have a material adverse effect on its financial position. However, if during any period the potential contingency should become probable, the results of operations in that period could be materially affected.

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

Due to the substantial number of facilities acquired from June 30, 1997 to June 30, 1998, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Company to compare certain information using occupancy and per square foot information.

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


Results of Operations- Quarter Ended June 30, 1998 Compared to Quarter Ended
June 30, 1997.

The following table reflects the profit and loss statement for the quarters ended June 30, 1998 and June 30, 1997 based on a percentage of total revenues and is used in the discussion that follows:
                                                                Three Months Ended               Six Months Ended
                                                                     1998          1997             1998           1997
                                                           -----------------------------   -----------------------------
REVENUES
Rental income                                                       95.1%         97.3%            95.3%          97.8%
Other income                                                         1.6%          2.0%             1.8%           1.5%
Interest income                                                      3.3%          0.7%             2.9%           0.7%
Total income                                                       100.0%        100.0%           100.0%         100.0%

EXPENSES
Property operations                                                 23.5%         24.2%            24.0%          24.3%
Taxes                                                                8.3%          8.2%             8.2%           8.4%
General and administrative                                           4.9%          4.0%             4.4%           3.9%
Earnings before depreciation and interest (EBITDA)                  63.3%         63.6%            63.4%          63.4%

In the second quarter of 1998, the Company reported growth in property revenue, NOI and net income excluding gains/losses, respectively, of $15.1 million, $10.0 million and $264 thousand over the same quarter of 1997. Since June 30, 1997, the Company has acquired 86 facilities. These acquired facilities added 10.0 million square feet, an increase of 50.5%, bringing the total square feet of the 394 facilities owned by the Company at June 30, 1998 to 25.6 million. For the second quarter of 1998, the 223 same store facilities owned during the entire second quarter of 1997 provided 63% of the Company's rental income. These same store facilities' rental income grew 6.6% over second quarter 1997 results. The majority of this growth was provided by an approximate 6.2% rate increase, which was offset by discounts and the timing of rate increases. The remaining growth was a result of increases in occupancy. At June 30, 1998, the physical occupancy and rent per square foot of the 223 same-store facilities was 88.9% and $10.53, respectively, while the figures as of June 30, 1997, were 88.4% and $9.92, respectively. The Company's portfolio of facilities as a whole had an average physical occupancy at June 30, 1998 of 86.9% with an average rent per square foot of $9.33.

Other income increased $105 thousand in the second quarter of 1998 over the same period in 1997. The increase is primarily due to earnings in the equity investment in Storage USA Franchise Corp. ("Franchise"), of which the Company owns a 97.5% economic interest. Included in the earnings of Franchise, pre-tax earnings from franchising activities increased $209 thousand over the second quarter of 1997 and pre-tax earnings from management fees and the sales of lock and packaging products increased $163 thousand over the second quarter of 1997. These increases were partially offset by income taxes. At June 30, 1998 there were 26 franchisees open and operating, 35 in design and construction and 18 projects approved, subject to final documentation. Other income also increased due to income earned on cellular tower and billboard leases and truck rentals.

Cost of property operations and maintenance was $13.1 million for the quarter ended June 30, 1998, representing a $3.6 million increase over the second quarter of 1997. As a percentage of revenues, cost of property operations and maintenance decreased from 24.2% for the quarter ended June 30, 1997 to 23.5% for the quarter ended June 30, 1998. The decline as a percentage of revenues is a result of revenue growth outpacing expense growth and is also attributable to additional revenue sources including interest earned on loans to Franchisees and earnings from Franchise. Same-store revenues increased 6.5% while same store expenses only increased 2.5%.

Tax expense increased from $3.2 million or 8.2% of revenues for the quarter ended June 30, 1997, to $4.6 million or 8.3% of revenue for the quarter ended June 30, 1998. The increase was primarily due to the acquisition of properties.

General and administrative expense ("G&A") increased from $1.6 million or 4.0% of revenues for the quarter ended June 30, 1997, to $2.7 million or 4.9% of revenue for the quarter ended June 30, 1998. The growth in G&A reflects the Company's expansion of its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy.

Depreciation expense increased to $7.1 million for the quarter ended June 30, 1998 from $4.5 million for the comparable period in 1997, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $286 million in depreciable assets since July 1, 1997.

Interest expense for the quarter ended June 30, 1998, was $10.5 million as compared to $3.5 million for the comparable period in 1997. The increase is due to the issuance of $100 million in notes payable at 8.2% in June 1997, $100 million in notes payable at 7.0% in December 1997 and $100 million in notes payable at 7.5% in December 1997. The remaining interest expense represents weighted average borrowings of $125.5 million under the Company's lines of credit at a weighted average interest rate of 6.7% and $53.0 million in weighted average mortgages payable at a weighted average interest rate of 9.5%. In the second quarter of 1997, the Company's outstanding indebtedness consisted of $200 million of notes bearing a weighted average interest rate of 7.66%, weighted average borrowings under the Company's lines of credit of $27.2 million at a weighted average interest rate of 7.05%, and weighted average mortgage notes of $38.9 million at a weighted average interest rate of 10.0%.

Interest income was $1.8 million for the quarter ended June 30, 1998 as compared to $259 thousand for the quarter ended June 30, 1997. Interest income represents loans to franchisees, earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan. The increase in interest income was primarily attributable to interest earned on $75.0 million of loans made to Franchisees from September 1, 1997 to June 30, 1998. The Company has committed to lend an additional $72.3 million to Franchisees.

During the second quarter of 1998, the Company incurred a loss on the exchange of a self-storage facility of $284 thousand. During the second quarter of 1997, the Company recognized a $2.6 million gain in connection with an exchange of several self-storage facilities. These exchanges were accounted for tax purposes under IRC Section 1031, and as such the gain/loss is not recognized for income tax purposes.

Minority interest grew from $1.4 million for the quarter ended June 30, 1997 to $2.0 million for the quarter ended June 30, 1998 as the Company issued approximately 1.1 million units of limited partnership interest in the Partnership ("Units") in connection with the acquisition of certain facilities from July 1, 1997 to June 30, 1998.

Results of Operations- Six months Ended June 30, 1998 Compared to Six months Ended June 30, 1997.

In the first six months of 1998, the Company reported growth in property revenue, NOI and net income excluding gains/losses, respectively, of $29.6 million, $19.7 million and $1.7 million over the same period of 1997. These increases are primarily the result of the acquisition of 86 facilities, containing 10.0 million square feet since July 1, 1997, and same-store revenue and NOI growth of 5.7% and 6.6%, respectively over the first six months of 1997.

Other income increased $867 thousand in the first six months of 1998 over the same period in 1997. The increase is primarily due to earnings in the equity investment in Storage USA Franchise Corp. ("Franchise"), of which the Company owns a 97.5% economic interest. Included in the earnings of Franchise, pre-tax earnings from franchising activities increased $565 thousand over the first six months of 1997 and pre-tax earnings from management fees and the sales of lock and packaging products increased $214 thousand over the first six months of 1997. These increases were partially offset by income taxes. Other income also increased due to fees earned on loans made to franchisees of Franchise ("Franchisees") by third parties that are guaranteed by the Company and rental income on cellular tower and billboard leases.

Cost of property operations and maintenance was $25.2 million for the six months ended June 30, 1998, representing a $7.5 million increase over the same six month period in 1997. As a percentage of revenues, cost of property operations and maintenance decreased from 24.3% for the six months ended June 30, 1997 to 24.0% for the six months ended June 30, 1998. The decline as a percentage of revenues is a result of revenue growth outpacing expense growth and is also attributable to additional revenue sources, including interest earned on loans to Franchisees and earnings from Franchise. Same-store revenues increased 5.7% while same store expenses only increased 3.6%.

Tax expense increased from $6.2 million or 8.4% of revenues for the six months ended June 30, 1997, to $8.6 million or 8.2% of revenue for the six months ended June 30, 1998. The increase was primarily due to the acquisition of properties.

General and administrative expense ("G&A") increased from $2.8 million or 3.9% of revenues for the six months ended June 30, 1997, to $4.6 million or 4.4% of revenue for the six months ended June 30, 1998. The growth in G&A reflects the Company's expansion of its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy.

Depreciation expense increased to $13.7 million for the six months ended June 30, 1998 from $8.7 million for the comparable period in 1997, reflecting the increase in the number of facilities owned. The Company has acquired or placed in service approximately $286 million in depreciable assets since July 1, 1997.

Interest expense for the six months ended June 30, 1998, was $19.7 million as compared to $6.8 million for the comparable period in 1997. The increase is due to the issuance of $100 million in notes payable at 8.2% in June 1997, $100 million in notes payable at 7.0% in December 1997, $100 million in notes payable at 7.5% in December 1997. The remaining interest expense represents weighted average borrowings of $93.6 million under the Company's lines of credit at a weighted average interest rate of 6.7% and $47.7 million in weighted average mortgages payable at a weighted average interest rate of 9.7%. During the first six months of 1997 the Company's outstanding indebtedness consisted of $100 million of notes issued in November 1996 and $100 million of notes issued in June 1997, bearing a weighted average interest rate of 7.66%, weighted average borrowings under the Company's lines of credit of $42.0 million at a weighted average interest rate of 7.0%, and weighted average mortgage notes of $37.4 million at a weighted average interest rate of 10.0%.

Interest income was $3.1 million for the six months ended June 30, 1998 as compared to $496 thousand for the six months ended June 30, 1997. Interest income represents loans to franchisees, earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan. The increase in interest income was primarily attributable to interest earned on $75.0 million of loans made to Franchisees from September 1, 1997 to June 30, 1998.

During the first six months of 1998, the Company incurred a loss on the exchange of a self-storage facility of $284 thousand. During the first six months of 1997, the Company recognized a $2.6 million gain in connection with an exchange of several self-storage facilities. These exchanges were accounted for tax purposes under IRC Section 1031, and as such the gain/loss is not recognized for income tax purposes.

Minority interest grew from $2.5 million for the six months ended June 30, 1997 to $3.3 million for the six months ended June 30, 1998 as the Company issued approximately 1.1 million units of limited partnership interest in the Partnership ("Units") in connection with the acquisition of certain facilities from July 1, 1997 to June 30, 1998.


Liquidity and Capital Resources

Cash provided from operating activities grew to $39.3 million for the six months ended June 30, 1998 from the $36.7 million that was provided for the six months ended June 30, 1997. This increase was primarily a result of the expansion of the Company's portfolio. In the twelve months since July 1, 1997 the Company has acquired 86 facilities and placed in service seven development facilities.

Cash used in investing activities of $170.2 million in the first six months of 1998 and $144.9 million in the first six months of 1997 was primarily invested in the acquisition of self-storage facilities. 32 and 54 facilities containing
1.9 million and 3.6 million square feet, respectively were acquired in the first six months of 1998 and 1997, respectively. In addition to acquisitions, $27.7 million and $14.7 million was invested in the first six months of 1998 and 1997, respectively, for development properties. There were 28 development properties and 26 expansions in process with $50.0 million invested at June 30, 1998. The total development budget on these properties is $141.9 million. The Company also made loans to Franchisees during the first six months of 1998 in the amount of $50.5 million. The Company has committed to lend an additional $69.3 million to Franchisees. The Company is the guarantor on loans totaling $14.3 million that were lent to Franchisees by third party lenders, and has committed to guarantee additional loans totaling $5.1 million. During the first six months of 1997, the company received $10.2 million in cash as part of an exchange of self-storage facilities with another self-storage company.

The Company initially funds its capital requirements primarily through its lines of credit and refinances these with long-term capital in the form of equity and debt securities. The lines bear interest at various spreads over LIBOR. The total credit available under the lines of credit is $190 million. Amounts outstanding under the lines of credit bore interest at a weighted average rate of 6.7% during the first six months of 1998. The Company had net borrowings of $146.9 million in the first six months of 1998 and net repayments of $47.6 million in the first six months of 1997.

As of June 30, 1998, the Company had issued $400 million of senior unsecured notes (the "Notes"). The combined Notes have a weighted average interest rate of 7.46% and were issued at a price to yield a weighted average of 7.70%. The terms of the notes are staggered between seven and thirty years, maturing between 2003 and 2027. On July 13, 1998 the Company issued $100,000 of 6.95% senior unsecured notes due July 1, 2006 and $100,000 of 7.45% senior unsecured notes due July 1, 2018. The proceeds were used to repay debt incurred under the revolving lines of credit, which are used to finance the acquisition of self-storage facilities and for working capital.

The Company assumed $14.1 million of mortgages on facilities acquired during the first six months of 1998 and $1.8 million in the first six months of 1997. During the first six months of 1998, $200 thousand of mortgage notes were paid off, and $12.1 million of mortgage notes were paid off during the first six months of 1997. At June 30, 1998, the Company had $46.0 million of fixed rate mortgage notes with a weighted average interest rate of 10.1% and $10.4 million of variable rate mortgage notes with a weighted average interest rate of 8.3%. These mortgage notes mature at various dates through 2021.

At June 30, 1998, the Company had approximately 27.7 million shares of Common Stock outstanding. During the first six months of 1998, the Company has declared two quarterly dividends of $0.64 each. Total distributions to common stockholders and limited partners in the Partnership equaled approximately $19.5 million in the first six months of 1998 and $20.0 million was paid on July 13, 1998.

During the first six months of 1998 and 1997, the Company issued 718 thousand Units and 545 thousand Units, respectively, valued at $27.5 million and $20.0 million, respectively. These Units were issued in exchange for self-storage facilities or entities owning self-storage facilities. At June 30, 1998, the Company had 3.5 million Units outstanding, 82 thousand of which are redeemable for an amount equal to their fair market value ($2.9 million, based upon a price per Unit of $35.00 at June 30, 1998) payable by the Company either in cash or (at the Company's option, based upon a determination by the Company's Board of Directors that the Company's anticipated cash requirements and anticipated cash flow make a lump sum payment imprudent) by a promissory note payable in quarterly installments over two years accruing interest at the prime rate. At June 30, 1998, 2.4 million Units held by other Limited Partners were redeemable, at the option of such Limited Partners, having passed the first anniversary of their issuance, for amounts equal to the then fair market value of their Units ($82.7 million, based upon a price per Unit of $35.00 at June 30, 1998) payable by the Company in cash or, at the option of the Company, in shares of the Company's Common Stock at the initial exchange ratio of one share for each Unit. It is anticipated that a source of funds for any such cash redemption will be retained cash flow or proceeds from the future sale of securities of the Company or other Company indebtedness. The Company has agreed to register under the Securities Act of 1933 any shares of the Company's Common Stock issued upon redemption of Units.

Under joint shelf registration statements filed with the Securities and Exchange Commission, the REIT and the Partnership could issue up to $1.1 billion if securities at June 30, 1008, including up to $650 million of common stock, preferred stock, depositary shares and warrants of the REIT and up to $450 million of unsecured, non-convertible senior debt securities of the Partnership. On July 13, 1998 the Partnership issued $200 million of senior unsecured notes, reducing the amount of unsecured debt securities available under the shelf registration statements to $250 million.

Subject to prevailing market conditions, for the remainder of 1998 the Company anticipates funding its long-term capital needs by issuing some combination of debt or equity securities. The proceeds from any debt or equity offering would be used to repay borrowings under the Company's lines of credit and for general purposes. As a general matter, the Company anticipates utilizing its lines of credit as an interim source of funds to acquire and develop self-storage facilities and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Subject to prevailing market conditions, the Company believes that the combination of cash flow from operating activities, debt or equity issuances pursuant to the shelf registration statements, in addition to borrowings under its credit facilities and issuances of Units, as described above, will provide the Company with necessary liquidity and capital resources to meet the requirements of its operating strategies over the next twelve months. See "Forward Looking Statements and Risk Factors" in the Company's annual report on Form 10-K for a description of the risk relating to fluctuations in the capital markets and its effect on the Company's proposed operating strategy.

From June 30, 1998 to August 14, 1998, the Company completed the acquisition of seven self-storage facilities for approximately $19,750. These acquisitions were financed through operating cash flows and borrowings under the available lines of credit. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $62,450. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the third and fourth quarters. Should these contracts be terminated, the costs incurred by the Company would not be material.

The Company has capitalized approximately $1.5 million for regularly scheduled maintenance and repairs during the six months ended June 30, 1998 and $2.9 million to conform facilities acquired to Company standards. For the year, the Company expects to incur approximately $3.4 million for scheduled maintenance and repairs and approximately $5.7 million to conform facilities acquired during 1996, 1995 and 1994 to Company standards.


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


The following table illustrates the components of the Company's FFO for the three months and six months ended June 30, 1998 and June 30, 1997.
                                                          Three Months Ended                     Six Months Ended
in thousands                                        June 30, 1998    June 30, 1997        June 30, 1998    June 30, 1997
-------------------------------------------------------------------------------------------------------------------------
Net income                                                $15,306          $17,895              $29,744          $30,879

Loss (gain) on sale of assets                                 284           (2,569)                 284           (2,569)

Depreciation of revenue producing assets                    6,668            4,276               12,908            8,233
-------------------------------------------------------------------------------------------------------------------------
Consolidated FFO                                          $22,258          $19,602              $42,936          $36,543

MI share of gain (loss) on exchange of asset                  (32)             184                  (32)             184

MI share of depreciation & amortization                      (755)            (306)              (1,331)            (580)
-------------------------------------------------------------------------------------------------------------------------

FFO available to shareholders                             $21,471          $19,480              $41,573          $36,147
-------------------------------------------------------------------------------------------------------------------------

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

Year 2000 Compliance

The Company is carrying out its plan to ensure that all of its computer systems are Year 2000 ("Y2K") compliant. The Company has three phases to its Y2K plan. Phase one included determining the scope of the issue, assigning responsible parties and proposing solutions to the issue. This phase was completed in July 1998. Phase two includes researching and testing all of the systems and documenting compliance with the Y2K. The Company has substantially completed this phase and estimates finishing by October 1998. The third phase involves implementing the necessary changes, if any, by December 1998. The Company has grouped all of its systems into three categories based on the critical nature those systems; critical, moderate and minimal. All critical, moderate and minimal systems have been documented as Y2K compliant with the following exceptions. The job costing system used by the Company in 1997 is not Y2K compliant but is already being phased out for other reasons. New construction projects are being accounted for on a product that is Y2K compliant and jobs that were started under the old software will continue to be accounted for on the old system until completion of those projects, which is estimated to be between late 1998 and early 1999. The gate and security systems on some properties have not been documented as being Y2K compliant, however, the Company is planning on using only three vendors going forward and all three of those vendors have represented that they are Y2K compliant. Once these vendors are tested, the Company is planning on replacing systems that are not one of the three vendors. This consolidation of gate systems was planned for reasons other than the Y2K issue. The current phone system at our Columbia office is not Y2K compliant but can be upgraded for $4,000. The Company intends to solicit its key vendors, including financial institutions, to determine their state of readiness with respect to Y2K issues and expects to complete that process by October 1998. Those vendors who are not prepared for the Y2K issues will be replaced.

Because the Company has invested in new technology over the past few years, most systems were Y2K compliant at the onset of this plan. The Company's management has spent time investigating the Y2K matter and other than the cost of this time has only incurred minor expenses for off the shelf software to aid in the testing. The only systems the Company has found not to be compliant are in the process of being replaced for operational reasons not related to the Y2K issue. At this phase of the investigation the Company does not anticipate incurring any costs outside of personnel time and the upgrade to the phone system, directly related to the Y2K issue but will not know for certain until all systems are documented. As such, with the information currently available, the Company anticipates that conforming its systems to be Y2K compliant will not have a material impact on its financial results.


Recent Accounting Developments

See Note 7 "Recent Accounting Developments" in the Notes to the Consolidated Financial Statements.

Legal Proceedings

The Company is the subject of a purported national class action filed on September 25, 1997, in the Superior Court of the District of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. 97-CA97426, seeking recovery of certain late fees paid by Company tenants since September 1993, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. In April 1998 the plaintiff in this case petitioned for the certification of a nationwide class action, and the Company has since filed an opposition to such petition. The Company believes it has defenses to the claims in this suit and intends to defend the suit vigorously. While the ultimate resolution of this case cannot be currently determined, management believes that the aggregate liability or loss, if any, resulting from this claim will not have a material adverse effect on its financial position. However, if during any period the potential contingency should become probable, the results of operations in that period could be materially affected.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

                           Part II- OTHER INFORMATION

Item 1. Legal Proceedings

         Information regarding legal proceedings is incorporated herein by reference to Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds

         During the six months ended June 30, 1998, the Company has issued units of limited partnership interest in SUSA Partnership, L.P. ("Units") in exchange for interest in self-storage facilities. The date, amount and value of the issuances are summarized in the following table:

       Date of            Units         Approximate
      Issuance            Issued           Value
--------------------------------------------------------
March 11, 1998                36,013   $      1,408,000
March 31, 1998               669,693   $     25,658,000
May 15, 1998                  12,413   $        479,000
--------------------------------------------------------
Total                        718,119   $     27,545,000



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

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

                  On May 6, 1998 the Company held its Annual Meeting of Shareholders. Five matters were submitted to the shareholders for consideration:

                  1.   election of nine Directors;

                  2. proposal to approve an amendment to the Company's 1993 Omnibus Stock Plan;

                  3. ratification of the selection of Coopers and Lybrand L.L.P. as auditors for the fiscal year ending December 31, 1998.

1. Election of Nine Directors:

Director:                                   For                        Withheld
--------                                    ---                        --------
C. Ronald Blankenship                       24,831,853                 49,663
Howard P. Calhoun                           24,832,866                 48,750
Alan B. Graf, Jr.                           24,832,476                 49,140
Dean Jernigan                               24,833,314                 48,302
Mark Jorgensen                              24,833,323                 48,293
Caroline McBride                            24,832,196                 49,420
John P. McCann                              24,833,066                 48,550
William D. Sanders                          24,832,896                 48,720
Harry J. Thie                               24,834,057                 47,559

3. Proposal to approve an amendment to the Company's 1993 Omnibus Stock Plan:

        For               Against          Abstained         Broker Non-Vote
        ---               -------          ---------         ---------------
     18,797,500          3,357,529           75,701            2,650,886


4. Ratification of the selection of Coopers and Lybrand L.L.P. as auditors for the fiscal year ending December 31, 1998:

                  For                       Against           Abstained
                  ---                       -------           ---------
               24,860,670                    4,111              16,835

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibit 27 - Financial Data Schedule

         b.        Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Dated:  August 14, 1998

                                    Storage USA, Inc.



                            By:     /s/ Christopher P. Marr
                                    -----------------------
                                    Christopher P. Marr
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)