Form 10-Q
period 1998-09-30
STORAGE USA INC
filed 1998-11-16
CIK 912116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the quarter ended September 30, 1998
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                        For the transition period from to

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

Common Stock, $.01 par value, 27,736,360 shares outstanding at November 13, 1998

                                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                      Storage USA, Inc.
                                            Consolidated Statements of Operations
                                                         (unaudited)
                                        (amounts in thousands, except per share data)
                                                       Three months       Three months        Nine months        Nine months
                                                              ended              ended              ended              ended
                                                      September 30,      September 30,      September 30,      September 30,
                                                               1998               1997               1998               1997
                                                  ------------------  -----------------   ----------------  -----------------
Property Revenues:
Rental income                                               $56,813            $41,913           $156,922           $113,267
Other income                                                  1,792              1,139              3,731              2,213
                                                  ------------------  -----------------   ----------------  -----------------

Total property revenues                                      58,605             43,052            160,653            115,480
                                                  ------------------  -----------------   ----------------  -----------------

Property Expenses:
Cost of property operations & maintenance                    15,512             10,651             40,699             28,359
Taxes                                                         4,753              3,248             13,330              9,403
General & administrative                                      2,916              1,833              7,513              4,656
Depreciation & amortization                                   7,345              5,332             21,037             14,002
                                                  ------------------  -----------------   ----------------  -----------------

Total property expenses                                      30,526             21,064             82,579             56,420
                                                  ------------------  -----------------   ----------------  -----------------

Income from property operations                              28,079             21,988             78,074             59,060

Other income (expense):
Interest expense                                            (12,363)            (4,841)           (32,105)           (11,604)
Interest income                                               2,555                386              5,635                880
                                                  ------------------  -----------------   ----------------  -----------------

Income before minority interest                              18,271             17,533             51,604             48,336
  and gain (loss) on exchange

Gain (loss) on exchange of storage facilities                     -                  -              (284)              2,569
                                                  ------------------  -----------------   ----------------  -----------------

Income before minority interest                              18,271             17,533             51,320             50,905

Minority interest                                            (2,280)            (1,639)            (5,586)            (4,115)
                                                  ------------------  -----------------   ----------------  -----------------

Net income                                                  $15,991            $15,894            $45,734            $46,790
                                                  ==================  =================   ================  =================

Basic net income per share                                    $0.58              $0.58              $1.65              $1.76
                                                  ==================  =================   ================  =================

Diluted net income per share                                  $0.58              $0.58              $1.64              $1.74
                                                  ==================  =================   ================  =================

Basic weighted average shares outstanding                    27,707             27,376             27,695             26,638
                                                  ==================  =================   ================  =================

Diluted weighted average shares outstanding                  27,801             27,597             27,820             26,860
                                                  ==================  =================   ================  =================

                 See Notes to Consolidated Financial Statements

                                          Storage USA, Inc.
                                     Consolidated Balance Sheets
                              (amounts in thousands, except share data)
                                                                       as of                     as of
                                                          September 30, 1998         December 31, 1997
                                                      -----------------------    ----------------------
                                                                 (unaudited)
Assets
Investments in storage facilities, at cost:
Land                                                                $421,197                  $339,939
Buildings and equipment                                            1,147,575                   902,925
                                                      -----------------------    ----------------------
                                                                   1,568,772                 1,242,864

Accumulated depreciation                                             (64,969)                  (44,955)
                                                      -----------------------    ----------------------
                                                                   1,503,803                 1,197,909

Cash & cash equivalents                                                2,869                     1,172
Mortgages receivable                                                  97,489                    24,541
Other assets                                                          51,279                    36,178
                                                      -----------------------    ----------------------

     Total assets                                                 $1,655,440                $1,259,800
                                                      =======================    ======================

Liabilities & shareholders' equity

Notes payable                                                       $600,000                  $400,000
Line of credit borrowings                                             87,012                    31,843
Mortgage notes payable                                                67,926                    42,766
Other borrowings                                                      47,443                         -
Accounts payable & accrued expenses                                   25,954                    11,137
Dividends payable                                                     17,751                         -
Rents received in advance                                             10,274                     7,457
Minority interest                                                     94,174                    71,182
                                                      -----------------------    ----------------------

     Total liabilities                                               950,534                   564,385
                                                      -----------------------    ----------------------

Commitments and contingencies

Shareholders' equity:
Common stock $.01 par value, 150,000,000 shares
 authorized, 27,735,870 and 27,634,790
 shares issued and outstanding                                           277                       276
Paid-in capital                                                      752,675                   738,185
Notes receivable - officers                                          (11,706)                  (12,771)
Deferred compensation                                                      -                    (1,366)
Accumulated deficit                                                  (15,831)                  (15,831)
Distributions in excess of net income                                (20,509)                  (13,078)
                                                      -----------------------    ----------------------

     Total shareholders' equity                                      704,906                   695,415
                                                      -----------------------    ----------------------

     Total liabilities & shareholders' equity                     $1,655,440                $1,259,800
                                                      =======================    ======================

                            See Notes to Consolidated Financial Statements

                                             Storage USA, Inc.
                                   Consolidated Statements of Cash Flows
                                                (unaudited)
                                           (amounts in thousands)

                                                                  Nine Months Ended        Nine Months Ended
                                                                 September 30, 1998       September 30, 1997
                                                              ----------------------   ----------------------
Operating activities:
Net income                                                            $      45,734            $      46,790

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                           21,037                   14,002
     Minority interest                                                        5,586                    4,115
     Loss (gain) on exchange of self-storage facilities                         284                   (2,569)
     Changes in assets and liabilities:
          Other assets                                                      (20,510)                 (15,910)
          Other liabilities                                                  19,410                    7,768
                                                              ----------------------   ----------------------
Net cash provided by operating activities                                    71,541                   54,196
                                                              ======================   ======================

Investing activities:
Acquisition and improvements of storage facilities                         (181,118)                (159,247)
Proceeds from sale/exchange of storage facilities                             1,694                   10,213
Development of storage facilities                                           (43,926)                 (22,036)
Loans to Franchisees                                                        (69,177)                 (10,781)
                                                              ----------------------   ----------------------
 Net cash used in investing activities                                     (292,527)                (181,851)
                                                              ======================   ======================

Financing activities:
Net borrowings (repayments) under line of credit                             55,169                  (17,801)
Mortgage principal payments/payoffs                                          (3,121)                 (12,566)
Mortgage principal borrowings                                                   145                    1,244
Cash dividends                                                              (35,437)                 (32,686)
Proceeds from issuance of notes payable                                     198,311                   98,732
Proceeds from issuance of stock                                               1,276                   94,046
Proceeds from payoff of construction loan                                     7,747                        -
Payments on notes receivable                                                  3,062                    1,794
Minority investor cash contribution                                              39                      165
Distribution of minority interest capital                                      (193)                       -
Distribution to minority interests                                           (4,315)                  (2,493)
                                                              ----------------------   ----------------------
Net cash provided by financing activities                                   222,683                  130,435
                                                              ======================   ======================

Net increase in cash and equivalents                                          1,697                    2,780
Cash and equivalents, beginning of period                                     1,172                    1,323
                                                              ----------------------   ----------------------
Cash and equivalents, end of period                                   $       2,869            $       4,103
                                                              ======================   ======================

                                             Storage USA, Inc.
                              Consolidated Statements of Cash Flows, continued
                                                (unaudited)
                                           (amounts in thousands)
                                                                  Nine Months Ended        Nine Months Ended
                                                                 September 30, 1998       September 30, 1997
                                                              ----------------------   ----------------------
Supplemental schedule of non-cash activities:
 Common Stock issued in exchange for notes receivable                 $       1,997            $         358
 Shares issued to Directors                                           $         132            $         107
 Mortgages assumed on storage facilities acquired                     $      28,135            $       5,458
 Storage facilities acquired in exchange for
  Partnership Units                                                   $      33,962            $      30,944
 Storage facilities acquired in exchange for unsecured notes          $      12,769            $           -
 Storage facilities acquired in exchange for deferred
    Partnership Unit agreement                                        $      10,785            $           -
 Storage facilities acquired through capital lease                    $      23,889            $           -
 Partnership Units exchanged for shares of
   common stock                                                       $         211            $         149
Exchange of storage facilities (net)                                  $           -            $       7,644
Minority interest in acquired facility                                $          45            $           -
                                                              ======================   ======================

                               See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
             (amounts in thousands, except share and per share data)

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

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.       Organization

         Storage USA, Inc. (the "Company") a Tennessee corporation, was formed in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the Company completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The Company is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At September 30, 1998 and 1997, respectively, the Company had an approximately 88% and 91% partnership interest in the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its 97.5% share of the profit or loss of Franchise in Other Income.

3.       Investment in Storage Facilities

         The following table summarizes the activity in storage facilities during the period:

          Cost:
                Balance on January 1, 1998              $      1,242,864
                Property acquisitions                            274,663
                Investment in development                         43,923
                Disposition of property                           (8,721)
                Improvements and other                            16,043
                                                -------------------------
                Balance on September 30, 1998           $      1,568,772
                                                -------------------------

           Accumulated Depreciation:
                Balance on January 1, 1998              $         44,955
                Additions during the period                       20,427
                Disposition of property                             (413)
                                                -------------------------
                Balance on September 30, 1998           $         64,969
                                                -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1998
             (amounts in thousands, except share and per share data)

3.       Investment in Storage Facilities, continued

         The following pro forma combined results of operations of the Company for the nine months ended September 30, 1998 has been prepared assuming that the acquisition of the 56 properties acquired during the same nine month period had been completed as of January 1, 1998.

                                                      Pro forma for the
                                                      nine months ended
                                                     September 30, 1998
                                                ------------------------

                Revenues                                      $ 178,722
                Net income                                    $  47,007
                Basic net income per share                    $    1.70
                Diluted net income per share                  $    1.69



         The unaudited pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1998, nor does it purport to represent the results of operations for future periods.

4.       Notes Payable

         On July 13, 1998 the Company issued $100,000 of 6.95% senior unsecured notes due July 1, 2006 and $100,000 of 7.45% senior unsecured notes due July 1, 2018 (together, the "98 Notes"). Interest on the 98 Notes is payable on July 1 and January 1 of each year, commencing January 1, 1999. The 98 Notes are redeemable at any time at the option of the Partnership in whole or in part, at a redemption price equal to the sum of: (a) the principal amount of the 98 Notes being redeemed plus accrued interest or (b) a make-whole amount as more fully defined in the 98 Notes prospectus. The 98 Notes are not subject to any mandatory sinking fund and are an unsecured obligation of the Partnership. The 98 Notes contain various covenants restricting the amount of secured and unsecured indebtedness the Partnership may incur. The proceeds were used to repay debt incurred under the revolving lines of credit, which are used to finance the acquisition of self-storage facilities and for working capital. As of September 30, 1998, the Company had issued $600 million of senior unsecured notes (the "Notes"). The combined Notes have a weighted average interest rate of 7.37%. The terms of the notes are staggered between seven and thirty years, maturing between 2003 and 2027.


5.       Lines of Credit, Mortgages Payable and Other Borrowings

         The Company can borrow under a $150,000 line of credit with a group of commercial banks and under a $40,000 line of credit with a commercial bank. These lines of credit bear interest at various spreads over LIBOR. At September 30, 1998, $87,012 was outstanding on the lines of credit at a weighted average rate of 6.61%. At September 30, 1998, there were $59,854 of fixed rate mortgage notes payable and $8,072 of variable rate mortgage notes payable. As of September 30, 1998, the fixed rate mortgage notes carried rates of interest ranging from 6.5% to 11.5% with a weighted average rate of 10.0%. The variable rate mortgage notes carried rates of interest ranging from 7.9% to 9.0% with a weighted average rate of 8.4%. Included in other borrowings at September 30, 1998 are $12,769 of unsecured non-interest bearing notes, $10,785 of deferred units and $23,889 of capital lease obligations. During the nine months ended September 30, 1998, total interest paid on all debt was $23,361 and total interest capitalized for construction costs was $2,420.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1998
             (amounts in thousands, except share and per share data)

6.       Other Income

         Other income for the nine months ended September 30, 1998 and 1997 consisted primarily of revenue from fees earned for the management of facilities owned by third parties, lock and packaging income, truck rentals, ground rents for billboards and cellular towers and the proportionate share of earnings of Franchise.

7.       Income per Share

         Basic and diluted income per share is calculated by dividing net income by  the  appropriate  weighted  average  shares  as  presented  in  the following table:
                                       Three Months Ended September 30,        Nine months ended September 30,
                                                     1998             1997                  1998            1997
                                     --------------------------------------   -----------------------------------
Basic weighted average
  common shares outstanding                        27,707           27,376                27,695          26,638
Dilutive effect of stock options                       94              221                   125             222
                                     --------------------------------------   -----------------------------------
Diluted weighted average
  common shares outstanding                        27,801           27,597                27,820          26,860

8.       Recent Accounting Developments

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expects to report the following segments in its disclosures for the year ended December 31, 1998: Operating Properties, Current Year Acquisition Properties and Development Properties. The adoption of SFAS No. 131 is not expected to have a material impact on the financial statements of the Company.

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

         In accordance with EITF 97-11, "Accounting for Internal Costs Related to Real Estate Property Acquisitions", the Company began expensing all costs of its internal acquisitions department in April of 1998. The adoption of EITF 97-11 did not have a material impact on the financial statements of the Company.

         On June 16, 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. The adoption of SAS 133 is not expected to have a material impact on the financial statements of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1998
             (amounts in thousands, except share and per share data)

9        Subsequent Events

         From September 30, 1998 to November 14, 1998, the Company acquired one self-storage facility for approximately $3.8 million and acquired the remaining interest in a joint venture property for $1.9 million, financed through operating cash flows and borrowings under the available lines of credit. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $12.5 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter of 1998 and the first quarter of 1999. Should these contracts be terminated, the costs incurred by the Company would not be material.

         On November 12, 1998 the Partnership completed a private placement of $65,000 of 8.875% Series A Cumulative Redeemable Preferred Partnership Units ("Preferred Units"). The Partnership has the right to redeem the Preferred Units after November 1, 2003 at the original capital contribution plus the cumulative priority return to the redemption date to the extent not previously distributed. The Units are exchangeable for 8.875% Series A Preferred Stock of The REIT, on or after November 1, 2008 (or earlier upon the occurrence of certain events) at the option of 51% of the holders of the Preferred Units. The proceeds were used to repay debt incurred under the revolving lines of credit, which are used to finance the acquisition of self-storage facilities and for working capital.

10.      Commitments

         The Company is committed to lend  approximately  $66,746 to franchisees
         of  Franchise   ("Franchisees")  for  the  construction  of  franchised
         self-storage facilities, secured by the facility.

         The Company is the guarantor on $15,896 of loans made by third party lenders to Franchisees and has committed to guarantee another $3,504.

11.      Legal Proceedings

         On September 25, 1997, a purported national class action was filed against the Company in the Superior Court of the District of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. CA 97-7426, seeking recovery of certain late fees paid by Company tenants since September 1994, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. In April 1998 the plaintiff petitioned for certification of a nationwide class, which certification the Company opposed. On August 14, 1998, the Superior Court declined to certify any class, either nationwide or for the District of Columbia. Following the court ruling, the Company reached an agreement in principle with the plaintiff to settle and dismiss the plaintiff's individual claim. The terms of the settlement will not have material adverse effect on the Company's financial position or results of operations.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This Form 10-Q may  include  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. Actual results may differ materially from those projected. Among the factors that could cause such a difference are: changes in the economic conditions in the markets in which the Company operates; certain of the Company's competitors with substantially greater financial resources than the Company reducing the number of suitable acquisition opportunities offered to the Company and increasing the price necessary to consummate the acquisition of particular facilities; increased development of new facilities and competition in the Company's markets resulting in oversupply thereby lowering rental and occupancy rates; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; increased costs related to compliance with laws, including environmental laws; general business and economic conditions; and other risk factors. Further discussion of these risks are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and other reports filed from time to time with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. References to the Company include Storage USA, Inc. (the "REIT") and SUSA Partnership L.P., the principal operating subsidiary of the REIT (the "Partnership").

Due to the substantial number of facilities acquired from September 30, 1997 to September 30, 1998, management believes that it is meaningful and relevant in understanding the present and ongoing operations of the Company to compare certain information using occupancy and per square foot information.

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

Results of Operations- Quarter and Nine Months Ended September 30, 1998 Compared to Quarter and Nine Months Ended September 30, 1997.

The  following  table  reflects the profit and loss  statement  for the quarters ended  September  30, 1998 and September 30, 1997 based on a percentage of total revenues and is used in the discussion that follows:
                                                                   Three Months Ended              Nine months ended
                                                                     1998          1997              1998          1997
                                                           -----------------------------   -----------------------------
REVENUES
Rental income                                                       92.9%         96.5%             94.4%         97.3%
Other income                                                         2.9%          2.6%              2.2%          1.9%
Interest income                                                      4.2%          0.9%              3.4%          0.8%
Total income                                                       100.0%        100.0%            100.0%        100.0%

EXPENSES
Property operations                                                 25.3%         24.5%             24.5%         24.4%
Taxes                                                                7.8%          7.5%              8.0%          8.1%
General and administrative                                           4.8%          4.2%              4.5%          4.0%
Earnings before depreciation and interest (EBITDA)                  62.1%         63.8%             63.0%         63.5%

Rental income increased $14.9 million, or 35.5% in the quarter ended September 30, 1998 and $43.7 million, or 38.5% for the nine months ended September 30, 1998 compared to the same periods in 1997. These increases are primarily a result of the Company's acquisitions. Since September 30, 1997, the Company has acquired 110 facilities. These acquired facilities added 6.5 million square feet, an increase of 31.7%, bringing the total square feet of the 418 facilities owned by the Company at September 30, 1998 to 27.5 million. The 1998 acquisitions added $6.1 million in rental income for the quarter and $10.8 million year-to-date. The remainder of the increase in rental income is primarily a result of recognizing a full year of rental income on the 1997 acquisitions and the Company's internal growth. For the third quarter of 1998, the 259 same-store facilities owned during the entire third quarter of 1997 provided 68.7% of the Company's rental income. These same-store facilities' rental income grew 6.5% over third quarter 1997 results. The majority of this growth was provided by an approximate 6.2% average rate increase from $9.72 per square foot to $10.32, which was partially offset by discounts and the timing of rate increases. The remaining growth was a result of increases in average occupancy from 88% for the quarter ended September 30, 1997 to 89% for the same quarter in 1998. For the nine months ended September 30, 1998, the 209 same-store facilities owned during the entire 1997 fiscal year, rental income grew 6.0% over the first nine months of 1997. An approximate 6.7% average rate increase from $9.91 per square foot to $10.57 and an average occupancy increase from 87.2% to 87.5% provided the majority of this growth. Discounts and the timing of rate increases offset these increases. The Company's portfolio of facilities as a whole had an average physical occupancy at September 30, 1998 of 86% with an average rent per square foot of $10.70.

Other income increased $653 thousand in the third quarter of 1998 and $1.5 million in the first nine months of 1998 over the same periods in 1997. The increase for both periods is primarily due to income earned on cellular tower and billboard leases, truck rentals, income from lock and packaging materials and other less significant accounts.

As a percentage of revenues, cost of property operations and maintenance increased from 24.5% to 25.3% in the third quarter of 1998, and 24.4% to 24.5% in the nine months ended September 30, 1998. The increase as a percentage of revenues is primarily a result of a change in the reporting for lock and packaging income.

Tax expense increased from $3.2 million for the quarter ended September 30, 1997 to $4.8 million for the same period in 1998. As a percentage of revenues, tax expense remained fairly consistent, increasing from 7.5% for the quarter ended

September 30, 1997, to 7.8% for same the period in 1998. The increase was primarily due to the acquisition of properties and the reassessment of owned properties. Tax expense as a percentage of revenues decreased from 8.1% for the nine months ended September 30, 1997, to 8.0% for the same period in 1998.

General and administrative expense ("G&A") increased from $1.8 million or 4.2% of revenues for the quarter ended September 30, 1997, to $2.9 million or 4.8% of revenue for the quarter ended September 30, 1998. For the nine months ended September 30th, G&A increased from $4.7 million or 4.0% of revenues to $7.5 million or 4.5% of revenues. The growth in G&A reflects the Company's expansion of its administration, development and acquisition, management information systems and human resource departments in connection with its ongoing growth strategy and increases in legal fees primarily relating to the recently settled litigation described in Note 11 to the Consolidated Financial Statements.

The increase in depreciation and amortization expense of $2.0 million for the quarter ended September 30, 1998 and $7.0 million for the nine months ended the same date primarily reflects the Company's acquisition or development of approximately $377.9 million in depreciable assets since September 30, 1997.

Interest expense for the quarter ended September 30, 1998, was $12.4 million as compared to $4.8 million for the comparable period in 1997 and $32.1 million for the nine months ended September 30, 1998 as compared to $11.6 million for the comparable period in 1997. The increase is primarily due to the following issuances of senior unsecured notes:

         Amount            Stated Rate      Date Issued
         --------------------------------------------------
         $100 million      8.2%             June, 1997
         $100 million      7.0%             December, 1997
         $100 million      7.5%             December, 1997
         $100 million      6.95%            July, 1998
         $100 million      7.45%            July, 1998

The remaining interest expense for the quarter represents weighted average borrowings of $48.2 million under the Company's lines of credit at a weighted average interest rate of 6.85% and $54.9 million in weighted average mortgages payable at a weighted average interest rate of 9.75% and $9.6 million in weighted average other borrowings at a weighted average rate of 7.5%. The remaining interest expense for the nine month period represents weighted average borrowings of $78.3 million under the Company's lines of credit at a weighted average interest rate of 6.81%, $50.1 million in weighted average mortgages payable at a weighted average interest rate of 9.72% and $3.2 million in weighted average other borrowings at a weighted average rate of 7.5%.

In the third quarter of 1997, the Company's outstanding indebtedness consisted of $200 million of notes bearing a weighted average interest rate of 7.6%, weighted average borrowings under the Company's lines of credit of $27.1 million at a weighted average interest rate of 7.1%, and weighted average mortgage notes of $39.9 million at a weighted average interest rate of 9.9%. For the nine month period ended September 30, 1997, the Company's outstanding indebtedness consisted of $200 million of notes bearing a weighted average interest rate of 7.6%, weighted average borrowings under the Company's lines of credit of $37.1 million at a weighted average interest rate of 7.1%, and weighted average mortgage notes of $39.9 million at a weighted average interest rate of 9.9%.

Interest income increased $2.2 million to $2.6 million for the quarter ended September 30, 1998 and $4.8 million to $5.6 million for the nine months ended the same date. Interest income represents loans to franchisees of Storage USA Franchise, Corp. ("Frachisees"), earnings on overnight deposits and amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan. The increase in interest income was primarily attributable to interest earned on $97.8 million of loans made to Franchisees from September 1, 1997 to September 30, 1998. The Company has committed to lend an additional $66.7 million to Franchisees.

During the nine months ended September 30, 1998, the Company incurred a loss on the exchange of a self-storage facility of $284 thousand. During the nine months ended 1997, the Company recognized a $2.6 million gain in connection with an exchange of several self-storage facilities. These exchanges were accounted for tax purposes under IRC Section 1031, and as such the gain/loss is not recognized for income tax purposes.

Minority interest expense increased $641 thousand to $2.3 million for the quarter ended September 30, 1998 and increased $1.5 million to $5.6 million for the nine months ended the same date as the Company issued approximately 1.2 million units of limited partnership interest in the Partnership ("Units") in connection with the acquisition of certain facilities from September 30, 1997 to September 30, 1998.


Liquidity and Capital Resources

Cash provided from operating activities grew to $71.5 million for the nine months ended September 30, 1998 from the $54.2 million that was provided for the nine months ended September 30, 1997. This increase was primarily a result of the expansion of the Company's portfolio. In the twelve months since September 30, 1997 the Company has acquired 110 facilities and placed in service eight development facilities.

Cash used in investing activities of $292.5 million in the first nine months of 1998 and $181.9 million in the first nine months of 1997 was primarily invested in the acquisition of self-storage facilities. 56 and 65 facilities containing
3.6 million and 4.3 million square feet, respectively were acquired in the first nine months of 1998 and 1997, respectively. In addition to acquisitions, $43.9 million and $22.0 million was invested in the first nine months of 1998 and 1997, respectively, for development properties. There were 22 development properties and 24 expansions in process with $51.6 million invested at September 30, 1998. The total development budget on these properties is $132.1 million. The Company also made loans to Franchisees during the first nine months of 1998 in the amount of $69.2 million. The Company has committed to lend an additional $66.7 million to Franchisees. The Company is the guarantor on loans totaling $15.9 million that were lent to Franchisees by third party lenders, and has committed to guarantee additional loans totaling $3.5 million. During the first nine months of 1997, the Company received $10.2 million in cash as part of an exchange of self-storage facilities with another self-storage company.

The Company initially funds its capital requirements primarily through its lines of credit and refinances these with long-term capital in the form of equity and debt securities. The lines bear interest at various spreads over LIBOR. The total credit available under the lines of credit is $190 million. Amounts outstanding under the lines of credit bore interest at a weighted average rate of 6.81% during the first nine months of 1998. The Company had net borrowings of $55.2 million in the first nine months of 1998 and net repayments of $17.8 million in the first nine months of 1997.

On July 13, 1998 the Company issued $100 million of 6.95% senior unsecured notes due July 1, 2006 and $100 million of 7.45% senior unsecured notes due July 1, 2018. The proceeds were used to repay debt incurred under the revolving lines of credit, which are used to finance the acquisition of self-storage facilities and for working capital. As of September 30, 1998, the Company had issued $600 million of senior unsecured notes (the "Notes"). The combined Notes have a weighted average interest rate of 7.37%. The terms of the notes are staggered between seven and thirty years, maturing between 2003 and 2027.

The Company assumed $28.1 million of mortgages on facilities acquired during the first nine months of 1998 and $5.5 million in the first nine months of 1997. During the first nine months of 1998, $3.1 million of mortgage notes were paid off in the form of periodic loan payments and lump sum payoffs, and $12.6 million of mortgage notes were paid off during the first nine months of 1997. At September 30, 1998, the Company had $59.8 million of fixed rate mortgage notes with a weighted average interest rate of 10.0% and $8.1 million of variable rate mortgage notes with a weighted average interest rate of 8.4%. These mortgage notes mature at various dates through 2021.

The Company funded a portion of its acquisitions during the third quarter of 1998 through other borrowings including $12.8 million of unsecured non-interest bearing notes, $10.8 million of deferred units and $23.9 million of capital lease obligations.

At September 30, 1998, the Company had approximately 27.7 million shares of Common Stock outstanding. During the first nine months of 1998 and 1997, the Company declared three quarterly dividends of $0.64 and $0.60 each quarter, respectively. Total distributions paid to common stockholders and limited partners in the Partnership equaled approximately $39.8 million in the first nine months of 1998 and $35.2 million in the first nine months of 1997.

During the first nine months of 1998 and 1997, the Company issued 898 thousand Units and 827 thousand Units, respectively, valued at $34.0 million and $30.9 million, respectively. These Units were issued in exchange for self-storage facilities or entities owning self-storage facilities. At September 30, 1998, the Company had 3.7 million Units outstanding, 82 thousand of which are redeemable for an amount equal to their fair market value ($2.8 million, based upon a price per Unit of $34.00 at September 30, 1998) payable by the Company either in cash or (at the Company's option, based upon a determination by the Company's Board of Directors that the Company's anticipated cash requirements and anticipated cash flow make a lump sum payment imprudent) by a promissory note payable in quarterly installments over two years accruing interest at the prime rate. At September 30, 1998, 2.6 million Units held by other Limited Partners were redeemable, at the option of such Limited Partners, having passed the first anniversary of their issuance, for amounts equal to the then fair market value of their Units ($88.9 million, based upon a price per Unit of $34.00 at September 30, 1998) payable by the Company in cash or, at the option of the Company, in shares of the Company's Common Stock at the initial exchange ratio of one share for each Unit. It is anticipated that a source of funds for any such cash redemption will be retained cash flow or proceeds from the future sale of securities of the Company or other Company indebtedness. The Company has agreed to register under the Securities Act of 1933 any shares of the Company's Common Stock issued upon redemption of Units.

On November 12, 1998 the Partnership completed a private placement of $65 million of 8.875% Series A Cumulative Redeemable Preferred Partnership Units ("Preferred Units"). The Partnership has the right to redeem the Preferred Units after November 1, 2003 at the original capital contribution plus the cumulative priority return to the redemption date to the extent not previously distributed. The Units are exchangeable for 8.875% Series A Preferred Stock of The REIT, on or after November 1, 2008 (or earlier upon the occurrence of certain events) at the option of 51% of the holders of the Preferred Units. The proceeds were used to repay debt incurred under the revolving lines of credit, which are used to finance the acquisition of self-storage facilities and for working capital.

On September 18, 1998, the Company received $7.7 million in proceeds from the payoff of a construction loan to a joint venture. The loan was refinanced with a third party lender.

As a general matter, the Company anticipates utilizing its lines of credit as an interim source of funds to acquire and develop self-storage facilities and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration statements filed with the Securities and Exchange Commission, the REIT and the Partnership could issue up to $900 million of securities at September 30, 1998, including up to $650 million of common stock, preferred stock, depositary shares and warrants of the REIT and up to $250 million of unsecured, non-convertible senior debt securities of the Partnership. The decline in the real estate debt and equity markets in 1998 may impair the ability of the Company to access these markets on favorable terms, which could adversely impact the Company's ability to maintain its historical external growth activity. The Company is pursuing the use of operational and development joint ventures and other related strategies to generate additional cash funding. The Company believes that the combination of cash flow from operating activities, borrowings under its credit facilities, issuances of Units and issuances of Preferred Units, as described above, will provide the Company with the necessary liquidity and capital resources to meet all existing cash requirements and commitments of the Company through fiscal year 1999. See "Forward Looking Statements and Risk Factors" in the Company's annual report on Form 10-K for further description of the risks relating to, among other things, acquisitions and development activity and fluctuations in the capital markets and their effect on the Company's proposed operating strategy.

From September 30, 1998 to November 14, 1998, the Company acquired one self-storage facility for approximately $3.8 million and acquired the remaining interest in a joint venture property for $1.9 million, financed through operating cash flows and borrowings under the available lines of credit. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $12.5 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter of 1998 and the first quarter of 1999. Should these contracts be terminated, the costs incurred by the Company would not be material.

The Company has capitalized approximately $2.2 million for regularly scheduled improvements during the nine months ended September 30, 1998 and $4.3 million to conform facilities acquired to Company standards. For the year, the Company expects to incur approximately $3.4 million for scheduled maintenance and repairs and approximately $5.7 million to conform facilities acquired since 1994 to Company standards.

Several covenants under the $150 million line of credit with The First National Bank of Chicago and various other commercial banks have been modified for the third and fourth quarters of 1998. The limit for the ratio of "consolidated total indebtedness to total tangible assets" has been increased from no greater than 45% to no  greater  than 50% and the limit  for the ratio of  "unencumbered assets to consolidated  senior  unsecured  indebtedness has been lowered from no less than 2.25x to no less than 2.00x.  The Company  expects to renegotiate  the
line  of  credit  with  the  bank  group  prior  to  the   expiration  of  these
modifications

The Company's Board of Directors has modified the Company's internal debt policy, limiting total indebtedness to the lesser of 50% of total assets or that amount that will sustain a minimum level of debt service coverage. The debt service coverage ratio has been reduced to a ratio of 2.5:1 from 3.0:1. The modified policy becomes effective during the fourth quarter of 1998.


Funds From Operations ("FFO")

The Company believes that FFO should be considered in conjunction with its net income and cash flows to facilitate a clear understanding of its results of operations. FFO is defined as net income, computed in accordance with generally accepted accounting principles, excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered an alternative to net income as a measure of the Company's performance or to cash flows as a measure of liquidity.


The  following  table  illustrates  the  components of the Company's FFO for the three months and nine months ended September 30, 1998 and September 30, 1997.
                                                        Three Months Ended                   Nine Months Ended
                                                    September 30,    September 30,       September 30,   September 30,
in thousands                                                 1998             1997                1998            1997
-----------------------------------------------------------------------------------------------------------------------
Net income                                             $   15,991        $  15,894          $   45,734       $  46,790

Gain (loss) on sale of assets                                   -                -                 284          (2,569)

Depreciation of revenue producing assets                    6,943            5,095              19,852          13,328
-----------------------------------------------------------------------------------------------------------------------

Consolidated FFO                                       $   22,934        $  20,989          $   65,870       $  57,549

MI share of gain (loss) on exchange of asset*                   -                -                 (32)            198

MI share of depreciation & amortization                      (806)            (448)             (2,137)         (1,028)
-----------------------------------------------------------------------------------------------------------------------

FFO available to shareholders                          $   22,128        $  20,541          $   63,701       $  56,719
-----------------------------------------------------------------------------------------------------------------------
*Minority interest is abbreviated as MI

The Company, in order to qualify as a REIT, is required to distribute a substantial portion of its net income as dividends to its shareholders. While the Company's goal is to generate and retain sufficient cash flow to meet its operating, capital, and debt service needs, the REIT's dividend requirements generally require the Company to utilize its bank lines of credit to finance property acquisitions and development and major capital improvements. For the year ended December 31, 1997, distributions were approximately 83.0% of the REIT's FFO.

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

Year 2000 Compliance

Many computer programs process transactions using two digits for the year of the transaction rather than four digits (i.e. "98" for the year 1998). Systems that process Year 2000 transactions with the year "00" may encounter significant processing inaccuracies or inoperability. The Company's failure to address these systems could result in material adverse effect on the operations of the Company.

The Company is carrying out its plan to ensure that all of its computer systems are Year 2000 ("Y2K") compliant. The Company has three phases to its Y2K plan. Phase one included determining the scope of the issue, assigning responsible parties and proposing solutions to the issue. This phase was completed in July 1998. Phase two includes researching and testing all of the systems and documenting their Y2K compliance. The Company has substantially completed this phase and estimates finishing by the end of the first quarter of 1999. The third phase involves implementing the necessary changes, if any, by the end of the second quarter of 1999.

The Company has grouped all of its systems into three categories based on the critical nature of those systems; critical, moderate and minimal. All critical, moderate and minimal systems have been documented as Y2K compliant with the following exceptions. The job costing system used by the Company in 1997 is not Y2K compliant but is being phased out for other reasons. New construction projects are being accounted for on a product that is Y2K compliant and jobs that were started under the old software will continue to be accounted for on the old system until completion of those projects, which is estimated to be between late 1998 and early 1999. The phone system in the Company's Columbia, MD regional office is not Y2K compliant but will be replaced with a system that is Y2K complaint in late November primarily for reasons unrelated to the Y2K issue. The gate and security systems on some of the Company's self-storage properties have not been documented as being Y2K compliant, however, the Company is planning on using only three gate and security vendors going forward and all three of those vendors have represented that they are Y2K compliant. Once these vendors are tested, the Company is planning on replacing all non-compliant gate and security systems. This consolidation of gate systems was planned for reasons other than the Y2K issue. The Company has solicited its key vendors, including financial institutions, to determine their state of readiness with respect to Y2K issues and is currently following up with vendors who did not reply. Those vendors who are not prepared for the Y2K issues will be replaced.

Under the worst case scenario, the Company will have the ability to operate its self-storage facilities manually for a limited period of time.

Because the Company has invested in new technology over the past few years, most systems were Y2K compliant at the onset of this plan. The Company's management has spent time investigating the Y2K matter and other than the cost of this time has only incurred minor expenses for off-the-shelf software to aid in the testing. The systems the Company has found not to be compliant are in the process of being replaced for operational reasons not related to the Y2K issue. At this phase of the investigation, the Company does not anticipate incurring any costs outside of personnel time directly related to the Y2K issue but will not know for certain until all systems are documented. As such, with the information currently available, the Company anticipates that conforming its systems to be Y2K compliant will not have a material impact on its financial results.

Y2K costs and the date on which the Y2K modifications are expected to be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modifications and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ materially from those expected.

Recent Accounting Developments

See Note 8 "Recent Accounting Developments" in the Notes to the Consolidated Financial Statements.

Legal Proceedings

On September 25, 1997, a purported national class action was filed against the Company in the Superior Court of the District of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. CA 97-7426, seeking recovery of certain late fees paid by Company tenants since September 1994, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. In April 1998 the plaintiff petitioned for certification of a nationwide class, which certification the Company opposed. On August 14, 1998, the Superior Court declined to certify any class, either nationwide or for the District of Columbia. Following the court ruling, the Company reached an agreement in principle with the plaintiff to settle and dismiss the plaintiff's individual claim. The terms of the settlement will not have material adverse effect on the Company's financial position or results of operations.

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

Item 2. Changes in Securities and Use of Proceeds

         During the nine months ended September 30, 1998, the Company has issued units of limited partnership interest in SUSA Partnership, L.P. ("Units") in exchange for interest in self-storage facilities. The date, amount and value of the issuances are summarized in the following table:

Date of                             Units         Approximate
Issuance                           Issued               Value
--------------------------------------------------------------
March 11, 1998                     36,013       $   1,408,000
March 31, 1998                    669,693       $  25,658,000
May 15, 1998                       12,413       $     479,000
July 31, 1998                     125,689       $   4,692,000
September 1, 1998                  39,544       $   1,280,000
September 25, 1998                 14,622       $     445,000
                           -----------------------------------
Total                             897,974       $  33,962,000


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


                               Dated:   November 16, 1998

                                        Storage USA, Inc.



                               By:      /s/ Christopher P. Marr
                                        -------------------------------
                                        Christopher P. Marr
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)