Form 10-K
period 1998-12-31
STORAGE USA INC
filed 1999-03-25
CIK 912116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of this registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $469,978,412 as of January 31, 1999, based on 15,099,708 shares held by non-affiliates of the registrant and based upon the closing price of $31.125 for the common stock on the New York Stock Exchange. (For this computation, the registrant has excluded the market value of all shares of our Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

                                   27,867,424
                (Number of shares outstanding of the registrant's
                     Common Stock, as of January 31, 1999)

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part III incorporate certain information by reference from the registrant's 1998 Annual Report to Shareholders and from the registrant's definitive proxy statement to be filed with respect to the 1999 Annual Meeting of Shareholders.

Item 1.    Business

General

Storage USA, Inc. is a Tennessee Corporation that was formed in 1985 to acquire, develop, construct, franchise, and own and operate self-storage facilities throughout the United States. We are the second largest owner and operator of self-storage space in the United States. At December 31, 1998, we owned 421 facilities containing 27.8 million net rentable square feet and managed 64 facilities for others (including 40 franchises) containing an additional 4.1 million net rentable square feet. Our owned and managed facilities are located in 31 states and the District of Columbia. We are structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of our business is conducted through SUSA Partnership, L.P. (the "Partnership"). Under this structure, we are able to acquire self-storage facilities in exchange for units of limited partnership interest, which permits the sellers to partially defer taxation of capital gains.

In 1996, we formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership has a 97.5% economic interest in Franchise and accounts for Franchise under the equity method and includes our share of the profit or loss of Franchise in Other Income.

Business Strategy

         Internal Growth/Operations

Our internal growth strategy is to pursue an active leasing policy. This includes marketing available space and renewing existing leases at higher rents per square foot while controlling expense growth. Our ability to implement our internal growth strategy can be evaluated by examining the "year-over-year" results of our same-store facilities during 1998 and 1997. The same-store facilities include all facilities that we owned since January 1, 1997. Newly developed facilities and expansions are removed from this group to avoid skewing the results. During 1998, we achieved same-store revenue growth of 5.9% and net operating income ("NOI") growth of 6.9% over 1997. In 1997, as compared to 1996, we grew total revenue 5.7% and NOI 8.7%.

o Leasing - We seek to increase our revenues by increasing the occupancy in our facilities through the use of sales and marketing programs. Facility and district managers have authority and incentives to customize these programs for each location. We develop a written marketing plan for each facility and utilize yellow page advertising, site signage and location as the primary means to advertise our services. The facility managers are trained to market to both phone-in and walk-in prospective tenants. The primary emphasis of the training is to teach managers to act as salespeople and to convert prospective tenants into actual tenants. Emphasis is placed on conversion from the initial telephone call to an on-site visit, and from the on-site visit to a rental. During 1999, we will create a national reservation center to ensure that a knowledgeable employee will answer calls centrally from prospective customers when the property manager is unavailable. The reservation center can also be reached through our national toll-free phone number, 1-800-STOR USA.

o Rent Increases - We have historically increased rents in all of our facilities at least once a year regardless of the occupancy level. As a facility nears 100% occupancy, we typically increase rents more frequently. We believe the average rental rate per net rentable square foot in our facilities is usually higher than our competitors' facilities.

o Facility Managers - We carefully select and train managers of our self-storage facilities. Personality profiles and personal interviews are used to screen applicants during the recruiting process. Training programs feature facility operations and marketing manuals, sales and marketing programs, telephone communication, computer systems, and daily facility operations (unit rental, retail sales, facility maintenance, security systems and financial duties). Our formal training programs are followed by on-the-job training (supervised by a regional manager) and a three-step, self-administered certification program. We conduct monthly telephone surveys in which "mystery shoppers" call each facility posing as prospective customers. These telephone calls are recorded and graded by management for policy compliance and sales skills.

o Integrated Management Information Systems - We have installed management software at each facility to maintain appropriate controls and enhance operational efficiencies. Weekly operating results are transmitted electronically from each of these facilities to our headquarters. We are completing the installation of satellites at facilities to enable results to be transmitted daily. These systems are used to monitor manager performance and market response to our rental structure.


         External Growth

Our external growth strategy is designed to increase the number of facilities we own through the following methods:
     o acquiring suitably located facilities that offer potential due to low occupancy rates or non-premium pricing,
     o acquiring facilities where our operating strategy would enhance performance, or
     o developing and constructing new self-storage facilities in favorable markets.

In pursuing acquisition opportunities, we primarily seek to add facilities in those metropolitan areas in which we operate. We also selectively enter new markets that have desirable characteristics such as a growing population and a concentration of multifamily dwellings. Our intentions are to acquire or develop facilities that have strong retail characteristics and are attractively designed.

                  Acquisitions

Since our initial public offering in March 1994, we have purchased 378 self-storage facilities containing 24.7 million net rentable square feet for approximately $1.410 billion.

o    Fragmented  Industry  Ownership - We believe  that there are  approximately
     27,500  self-storage  facilities  in the United  States with  approximately
     1.064 billion net rentable square feet. According to the Mini-Storage Messenger (September, 1998), the 10 largest operators of self-storage facilities managed approximately 3,565 facilities or 17.8% of the total square feet available. Management believes this fragmented ownership offers opportunities for acquisitions, including opportunities resulting from the following circumstances:
     o the necessity of sale by some smaller operators who cannot obtain refinancing,
     o the desire of some smaller operators to sell their facilities to obtain retirement funds or to seek alternative investments, and
     o the inability of smaller operators to obtain funds to compete for acquisitions as timely and inexpensively as we can.

o Operating Efficiencies - After a facility is acquired, we implement our operating methods, allowing us to increase rental rates and trim operating expenses. We generally acquire properties at capitalization rates (cost of acquisition divided by net operating income) between 10.0-10.5. The capitalization rate may be higher or lower than this range depending on several factors including whether the facility is in the lease-up or mature stage and the strategic importance of a location. Our experience demonstrates that the application of our operating methods improves the initial capitalization rate approximately 50 to 100 basis points per year during the first few years following the acquisition.

o Demand for Tax Deferral - In several of our acquisitions, we have financed a portion of the purchase price through the issuance of units of limited partnership interest in SUSA Partnership, L.P. ("Units"), permitting the sellers to partially defer taxation of capital gains. We believe that our ability to offer Units as a form of consideration is a key element in our ability to successfully negotiate with sellers of self-storage facilities. Since the IPO, we have issued 4.1 million Units valued at $140 million in consideration for the acquisition of self-storage facilities.

                  Development

Development of new facilitates provides long-term returns that could exceed returns achieved by acquired facilities. By developing properties, we are able to capitalize on unsaturated markets where suitable acquisition opportunities may be minimal or nonexistent. These locations may provide long-term returns greater than those available in typical suburban markets.

During the year, we placed in service seven newly developed facilities at a cost of $30.3 million, adding 536 thousand square feet. We also expanded the available square feet at six existing facilities, adding 133 thousand square feet for a cost of $5.4 million. The following table summarizes our development and expansion projects in process at December 31, 1998.

                                                     Number of          Expected      Investment       Remaining
     (in thousands)                                 Facilities        Investment         to date      Investment
     ------------------------------------------------------------------------------------------------------------
     Development facilities                                 32          $144,360         $49,904         $94,456
     Expansion facilities                                   33            37,868          11,429          26,439
     ------------------------------------------------------------------------------------------------------------
     Total development and expansion facilities             65          $182,228         $61,333        $120,895
     ------------------------------------------------------------------------------------------------------------

These 65 projects have expected completion dates ranging from the first quarter of 1999 through the fourth quarter of 2000 and are currently underway in the following markets: Baltimore, MD/Washington, D.C., New England, NewYork/New Jersey, Illinois, Tennessee, Northern California, Massachusetts and Central Florida.

o Access to Development Capital - Historically, we have been able to access various forms of capital, which differentiates us from most of our competitors, particularly since capital for the construction of new self-storage facilities (traditionally funded by savings and loan associations) has been less available in recent years. Debt and equity markets became difficult to access in 1998, and we do not expect any improvement in 1999.

o Self-Storage Zoning - Local regulations may present barriers to new development. As with all real property, storage facilities must conform to local zoning ordinances. Typically, self-storage facilities are not a permitted use within the commercial and retail zones desired by us for development of a new facility. Therefore, we must generally obtain a special use permit or zoning variance to undertake the development of a new facility.

o Development Returns - Newly developed properties provide the potential for long-term returns greater than what can typically be achieved by acquired facilities. However, losses during the lease-up period on these properties reduce earnings. We are increasing our development spending and plan to invest approximately $70 million in development in 1999. In addition to the risks associated with owning and operating established facilities, development involves additional risks relating to delays in construction and less-favorable-than-anticipated rental rates, which could reduce our return.


                  Franchising

Storage USA Franchise Corp. ("Franchise") was established in 1996. We own a 97.5% economic interest in Franchise and 100% of its Class B non-voting common stock. Franchise was created to enhance our short-term and long-term income streams and to provide a pipeline of acquisitions designed and constructed to our standards. Franchise offers a turnkey package including access to capital, analysis of potential markets and sites, facility design, general contractor work and facility management. If the franchisee chooses to access capital through us, we will advance the funds for construction and start-up costs at a market interest rate. Typically loans are 80%-90% loan-to-cost at the prime rate plus a half percentage point. In consideration for coordinating the financing as well as other value derived by the franchisee, Franchise typically receives an equity interest in the facility. The equity interest allows Franchise to share in 40% to 45% of any positive cash flows of the facility, and appropriate share of capital gain, if the facility is ever sold at a profit. We have a right of first refusal to purchase each of the franchised properties. If we exercise our right, our existing equity ownership allows us to acquire these facilities at a higher yield than a typical acquisition. As of December 31, 1998, Franchise has 40 facilities open and operating, 40 under development and 14 in due diligence. Of the 94 total facilities, approximately 60 are joint venture properties that include earnings participation by Franchise (this figure is subject to change, as Franchisees in the due diligence stage have not definitively chosen which arrangement they will use). The franchised facilities in development and operating represent approximately $400 million in potential future acquisitions.

Capital Strategy

We maintain a conservative capital structure in order to improve our access to capital and earnings growth. We expect to finance our long-term capital needs through the issuance of equity (common and preferred) and debt securities. Since the IPO, we have issued $371 million of our common stock in four public offerings. We also issued $284 million of our common stock in a series of direct placements with Security Capital U.S. Realty ("USRealty"), an affiliate of Security Capital Group, Inc.. Since October 1996, we have issued $600 million of unsecured Senior Notes to the public. These notes were issued at interest rates ranging from 6.95% to 8.2% and with maturities ranging from 2003-2027. In addition, since the IPO, we have issued 4.1 million Units valued at $140 million in consideration for the acquisition of self-storage facilities.

Short-term capital needs are met through our revolving lines of credit. We have $190.0 million borrowing capacity in two unsecured revolving lines of credit with a group of commercial banks. As of December 31, 1998, we had borrowed $70.8 million under these revolving lines of credit. We also had mortgage loans outstanding of $67.7 million that were collateralized by 24 properties. Our policy, which is subject to change at the discretion of our Board of Directors, is to limit total indebtedness to the lesser of 50% of total assets at cost or an amount that will sustain a minimum debt service coverage ratio of 2.5:1. As of December 31, 1998, the our total indebtedness is 44.2% of total assets at cost and our debt service coverage ratio for the year ended December 31, 1998, is 3.2:1. We anticipate using our lines of credit as an interim source of funds to acquire and develop self-storage facilities. When management determines that market conditions are favorable, we will repay the credit lines with longer-term debt or equity.

We may from time to time re-evaluate our borrowing policies according to the following factors:
     o    current economic conditions,
     o    relative costs of debt and equity capital,
     o    market values of facilities,
     o    growth and acquisition opportunities, and
     o    other factors.

Our Charter and Bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, we might incur. Our Board of Directors has adopted a policy limiting our indebtedness to the lesser of 50% of our total assets at cost or the amount that will sustain a minimum debt service coverage ratio of 2.5:1. However, the Board of Directors can, without shareholder approval, amend or modify our current policy on borrowing. If this policy were changed, we could leverage further. This would result in an increase in debt service that could adversely affect our cash flow and ability to make distributions to our shareholders, an increased risk of default on our obligations and an increased risk of foreclosure on facilities securing debt. However, we are limited in the amount of debt we can incur by the Amended and Restated Unsecured Revolving Credit Agreement, dated December 23, 1997 and the Indenture dated November 1, 1996. (See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Exhibit 13-Annual Report for more details.) If management finds it appropriate, we will enter into arrangements with a creditworthy financial institution for the purpose of limiting the maximum interest expense if interest rates rise. We are also subject to certain limitations on the amount of debt we can incur under the existing line of credit facility and the Strategic Alliance Agreement, as described in the section entitled "Strategic Alliance with Security Capital U.S. Realty."

Borrowings may be incurred through the Partnership or directly by us. Indebtedness incurred by us may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Indebtedness incurred by the Partnership may be in several forms:
     o    purchase money obligations to the sellers of properties,
     o    publicly or privately placed debt instruments, and
     o    financing from banks, institutional investors or other lenders.

Any of the above indebtedness may be unsecured or may be secured by mortgages or other interests in the property owned by the Partnership. Such indebtedness may provide the lender recourse to all or any part of our assets or those of the Partnership, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Partnership or us may be used for the following:
     o    payment of distributions,
     o    working capital,
     o    refinancing existing indebtedness, or
     o    financing acquisitions or expansions of facilities.

Our investment objectives are to acquire or develop self-storage facilities with cash flow growth potential. While we emphasize equity real estate investments, we may invest in mortgage and other real estate interests, including securities of other REITs. We do not currently invest in securities of other REITs and have no present intention of doing so. We may invest in participating or convertible mortgages if we determine that we will benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation. Specifically, we may make participating and non-participating loans collateralized by self-storage facilities owned by third parties (see "Strategic Alliance with Security Capital U.S. Reality").

The decline in the real estate debt and equity markets in 1998 may impair our ability to access these markets on favorable terms in 1999, which would adversely impact our ability to maintain our historical external growth activity. As a result of commitments for developement properties under construction and financing for franchisees, we may need to enter the debt or equity markets in 2000 under unfavorable terms.

Strategic Alliance with Security Capital U.S. Realty

On March 19, 1996, we entered into a Strategic Alliance Agreement with US Realty. The Strategic Alliance Agreement, among other things, permits US Realty to purchase up to 42.5% of our common stock and to participate in certain offerings of our equity securities. At December 31, 1998, US Realty owned 42.2% of our common stock. We believe that the alliance with US Realty has provided us with access to significant additional financial and strategic resources not otherwise readily available to us, thereby enhancing our short-term and long-term growth prospects and better positioning us to capitalize on opportunities as the REIT industry matures. We also expect that we will benefit significantly from our affiliation with US Realty and our access to US Realty's market knowledge, operating experience and research capabilities.

The Strategic Alliance Agreement places several restrictions on us. Pursuant to the Strategic Alliance Agreement, and until the first to occur of:
(A) June 5, 2003, which may be extended, and
(B) the first date following the date on which US Realty's ownership of our Common Stock has been below 20% of the outstanding shares of common stock for a continuous period of 180 days,we may not:
     o incur total indebtedness in an amount exceeding 60% of the value of our total assets (which is deemed to be equal to the market value of our outstanding equity (on a fully-diluted basis at a price of $31.30 per share) and debt as of March 1, 1996, plus the acquisition cost of properties acquired after March 1, 1996 (less any proceeds of property dispositions that are distributed to shareholders)),
     o cause or permit the sum of the following to, at any time, exceed 10%, at cost, of the consolidated assets owned by both the us and the
          Partnership:
          o    securities of any other person,
          o    assets held other than directly by us,
          o loans made by us to the Partnership or any other subsidiary, or the reverse,
          o    assets managed by persons other than our employees,
     o own real property other than self-storage facilities or land suitable for the development of self-storage facilities whose value exceeds 10% of the aggregate value of our real estate assets at cost,
     o terminate our eligibility for treatment as a REIT for federal income tax purposes, or
     o    except as permitted or required by agreements  existing as of March 1,
          1996:
          o own any interest in any partnership unless we are the sole managing general partner of such partnership, or
          o permit the Partnership to issue Units, or securities convertible or exercisable for Units, if such issuance would cause us to own less than 90% of the Units on a fully diluted basis (collectively, the "Corporate Action Covenants"). We have amended this provision to allow us to own as little as 86.11%. We have certain specified rights to cure certain failures to comply with the Corporate Action Covenants.

In addition, we are subject to certain limitations pursuant to the Strategic Alliance that continue until US Realty's ownership of our common stock shall have been below 20% by value of the actually outstanding shares of our common stock for a continuous period of 180 days (subject to certain conditions). Generally, these limitations restrict the amount of assets that we may own indirectly through other entities and the manner in which we conduct our business.

US Realty requested these conditions because of its belief that REITs with direct and extensive control over the operation of all of their assets operate more effectively and in order to permit US Realty to comply with certain requirements of the Code and other countries' tax laws applicable to foreign investors. We, during the same period, have agreed not to take actions in the future that would result in more than 10% of our gross income, or more than 10% of our assets by value (subject to certain adjustments), being attributable to properties that are indirectly owned and are not managed by our employees or the Partnership. US Realty has agreed to waive these requirements in certain specific instances where indirect ownership facilitates our acquisition of certain facilities.

US Realty is restricted from acquiring more than 42.5% of our common stock without our consent. US Realty is also restricted from certain other activities with respect to us including, among others, a restriction on selling our common stock during a five year period ending on June 5, 2003 (so long as it owns at least 20% of our common stock,) except pursuant to transfers in compliance with Rule 144 of the 1933 Securities Act, transfers pursuant to a negotiated transaction with a third party, to its affiliates, or to banks or similar institutions for purposes of securing a loan. These restrictions lapse if we, among other things, default under the Strategic Alliance Agreement, another investor acquires more than 9.8% of our outstanding common stock or other similar events occur.

We believe that these limitations are generally consistent with our operating strategies and do not believe that they will materially restrict our operations or have a material adverse effect on our financial condition or results of operations, though there can be no assurance that they will not do so in the future.

Anti-Takeover Measures

Our Charter and By-laws and Tennessee law include a number of provisions that could discourage a takeover or other transaction where our shareholders might receive a premium for their shares over the then prevailing market price. The provisions also cover situations that shareholders might believe to be otherwise in their best interest, including:
     o a prohibition on direct or constructive ownership of more than 9.8% of the outstanding shares of common stock by any person (except USRealty, which may acquire up to 42.5% of our Common Stock),
     o the capacity to issue "blank check" preferred stock with terms and preferences established by the Board of Directors, and
     o the Tennessee Investor Protection Act, Business Combination Act and Greenmail Act, which impose certain restrictions and require certain procedures with respect to certain takeover offers and business combinations.

Competition

Competition from other self-storage facilities exists in every market in which our facilities are located. We principally face competitors who seek to attract tenants primarily on the basis of lower prices. However, we usually do not seek to be the lowest price competitor. Rather, based on the quality of our facilities and our customer service-oriented managers and amenities, our strategy is to lead particular markets in terms of prices.

We monitor the development of self-storage facilities in our markets. We have facilities in several markets where we believe overbuilding has occurred, including the following:
     o    Atlanta, GA (1.6% of portfolio square footage, "sq. ft."),
     o    Las Vegas, NV (2.8% sq. ft.),
     o    Albuquerque, NM (2.2% sq. ft.),
     o    Nashville, TN (3.0% sq. ft.),
     o    Portland, OR (0.7% sq. ft.), and
     o    Dallas, TX (4.0% sq. ft.).

In these markets we may experience a minimal reduction in Physical Occupancy and less growth in rental rates than other markets. As a result of the geographic diversity of our portfolio, we do not expect the potential for excess supply in these markets to have a significant impact on our financial condition or results of operations.

We are the second largest self-storage operator, with 32.1 million square feet in 422 owned and 65 managed (including 43 franchises) facilities as of March 12, 1999. There are four other publicly traded REITs and numerous private and regional operators. These other companies may be able to accept more risk than we can prudently manage. This competition may reduce the number of suitable acquisition opportunities offered to us and increase the price required to acquire particular facilities. Further, we believe that competition could increase from companies organized with similar objectives. Nevertheless, we believe that the operations, development, and financial experience of our executive officers and directors along with our customer-oriented approach to management of self-storage facilities should enable us to compete effectively.

Employees

All persons referred to as our employees are employees of the Partnership or our subsidiaries (e.g. Franchise). As of December 31, 1998, we employed approximately 1,700 employees, of whom approximately 317 were employed part-time (fewer than 30 hours per week) on a regular basis. None of our employees are covered by a collective bargaining agreement.

Governmental Regulation

The conduct of the self-storage business is regulated by various federal and state laws, both statutory and common law, including those relating to the form and content of rental agreements for individual storage spaces and requirements relating to collection practices. Franchise is subject to certain Federal and state laws, regulating the sale of franchises and other practices with respect to the franchisor/franchisee relationship. Taxation of Real Estate Investment Trusts ("REIT") is subject to governmental regulation and interpretation of the Internal Revenue Code.

On February 1, 1999, the Clinton Administration released a budget proposal for fiscal year 2000, which contained provisions that, if enacted, would affect REITs, including us (the "REIT Proposal"). The REIT Proposal would overhaul the tax rules applicable to taxable REIT subsidiaries. In particular, the REIT Proposal would allow a REIT to own all of the stock in two types of taxable REIT subsidiaries. Qualified business subsidiaries (QBSs) could perform activities unrelated to the REIT's tenants, such as third-party management, development and other independent business activities, as well as provide "customary" services to the REIT's tenants. Franchise would be considered a QSB under this legislation. Qualified independent contractor subsidiaries (QIKSs) could both perform activities that a QBS could perform and provide "non-customary" services to a REIT's tenants (i.e. those that would taint the rents from the tenants if provided by the REIT). The use of these subsidiaries would be subject to restrictions including the following:
     o the REIT would be limited on the total value of stock owned in all QBSs and QIKSs,
     o the QBSs and QIKSs could not deduct any interest paid to the REIT or one of its affiliates, and
     o a 100% excise tax would be imposed on non-arm's length transactions between a QBS and QIKS and a REIT or its tenants.

It is important to note that the REIT Proposals are only precursors to the first stage in a lengthy legislative process that may or may not culminate in the passage of legislation affecting REITs. Therefore, we are unable to determine whether the REIT Proposals will be enacted into legislation and, if enacted, the impact of any final legislation may have on us.

Qualification as a Real Estate Investment Trust

We operate in a manner to qualify as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT, which complies with the Code and distributes at least 95% of its taxable income to its shareholders, does not pay federal tax on its distributed income. ("95% REIT distribution test") Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The complexity of these rules is greater in the case of a REIT that holds its assets in partnership form. Furthermore, there are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, new regulations, administrative interpretations or court decisions could have a substantial adverse effect on our qualifications as a REIT or the federal income tax consequences. If we were to fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income. In this case, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

Environmental Matters

We have obtained Phase 1 environmental audits on all of our facilities from various outside environmental engineering firms. The purpose of the Phase 1 audits is to identify potential sources of contamination at these facilities and to assess the status of environmental regulatory compliance. The Phase 1 audits include the following:
     o    historical reviews of the facilities,
     o    reviews of certain public records,
     o    preliminary investigations of the sites and surrounding properties,
     o    visual inspection for the presence of asbestos,
     o    PCBs and underground storage tanks, and
     o    the preparation and issuance of a written report.

A Phase 1 audit does not include invasive procedures, such as soil sampling or ground water analysis. In certain instances we have obtained Phase 2 environmental audits or procedures in order to determine (using invasive testing) whether potential sources of contamination indicated in Phase 1 audits actually exist. While some of the facilities have in the past been the subject of environmental remediation or underground storage tank removal, we are not aware of any contamination of facilities requiring remediation under current law. We will not take ownership of any acquisition facility prior to completing a satisfactory environmental review and inspection procedure. No assurance can be given that the Phase 1 and 2 audits have identified or will identify all significant environmental problems or that no additional environmental liabilities exist.

Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on properties. Such laws often impose such liability without regard to whether the owner caused or knew of the presence of hazardous or toxic substances and whether or not the storage of such substances was in violation of a tenant's lease. Furthermore, the cost of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our facilities, we may become liable for such costs.

The environmental audit reports have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. We are not aware of any existing conditions that currently would be considered an environmental liability. Nevertheless, it is possible that these reports do not or will not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given concerning the following:
     o that future laws, ordinances or regulations will not impose any material environmental liability,
     o that the current environmental condition of the facilities will not be affected by the condition of the properties in the vicinity of the facilities (such as the presence of leaking underground storage tanks), or
     o that tenants will not violate their leases by introducing hazardous or toxic substances into our facilities. We may be potentially liable as owner of the facility for hazardous materials stored in units in violation of a tenant's lease, although to date we believe we have not incurred any such liability.

We believe that the facilities are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. We have not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of our present or former properties.

Forward-Looking Statements and Risk Factors

All statements contained in this Annual Report on Form 10-K that are not historical facts are based on our current expectations. This includes statements regarding anticipated future development, expansion and acquisition activity, the impact of anticipated rental rate increases on our revenue growth, the ability to access the debt, equity and bank capital markets, our 1999 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipate", "intends", "plans" and

"estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The following factors among others could cause actual results to differ materially from the forward-looking statements:
     o Changes in the economic conditions in the markets that we operate could negatively impact the financial resources of our customers.
     o Certain of our competitors with substantially greater financial resources than us could reduce the number of suitable acquisition opportunities offered to us and increase the price necessary to consummate the acquisition of particular facilities.
     o Increased development of new facilities in our markets could result in over-supply thereby lowering rental rates,
     o Amounts for late fees are subject to review and could change, affecting results of operations.
     o The conditions affecting the bank, debt and equity markets could change.
     o The unavailability of sufficient capital to finance our business plan on satisfactory terms.
     o    Competition could increase.
     o Costs could increase related to compliance with laws, including environmental laws.
     o    General business and economic conditions could change.
     o Other risk factors described below in this Annual Report on Form 10-K for the year ended December 31, 1998 and other reports filed from time to time with the Security and Exchange Commission.

We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

In addition, our business is subject to the following particular risks and may be subject to other unidentified risks:

         Acquisition and Development Risks

Acquisitions risk is the possibility that investments will not perform in accordance with expectations. Acquisitions risks exist because of the following factors:
     o the price paid for acquired facilities is based upon a series of market judgements,
     o costs of any improvements required to bring an acquired facility up to standards to establish the market position intended for that facility may prove inaccurate,
     o    general   investment   risks  associated  with  any  new  real  estate
          investment.

We can give no assurance that acquisition targets meeting our guidelines for quality and yield will continue to be available in the quantity that were available in prior periods. We also may not be able to purchase such facilities in volumes adequate to meet our goals in the future.

The self-storage development business involves significant risks. Other risks in addition to those involved in the ownership and operation of established self-storage facilities include the following:
     o    unfavorable financing terms,
     o    timing delays in construction and lease-up,
     o    costs overruns in completing construction,
     o    less-favorable than anticipated lease terms,
     o    less demand than anticipated, and
     o    an economic downturn reducing our rent collection rate.

Consequently, we give no assurance that we will realize our development goals or that newly developed facilities will perform as well as other facilities developed by us or realize their budgeted returns.

         Debt Financing

General Risks. We finance certain of our acquisitions and development with unsecured debt and, in some cases mortgage debt. Because we use debt, we are subject to the risks normally associated with debt financing. The required payments on indebtedness are not reduced if the economic performance of any property or the Company as a whole declines. If such decline occurs, our ability to make debt service payments would be adversely affected. If we mortgage a property to secure debt and we are then unable to meet the mortgage payments, the mortgagee could then take possession of that property by foreclosure. This would cause a loss of revenue and asset value to us. Likewise our debt payment requirements could use funds that would have been distributed to meet the 95% REIT distribution test and we would lose our REIT status.

In connection with the 95% REIT distribution test, we may be required to make distributions in excess of cash available for distribution to shareholders in order to meet such distribution requirements. If this happened, we would try to borrow the funds or sell assets to obtain the cash necessary to make distributions to retain our qualification as a REIT for federal income tax purposes.

Effect of Market Interest Rates on Price of Common Stock. One of the factors that influences the price of the common stock in public trading markets is the annual yield from distributions on the price paid for common stock as compared to yields on other financial instruments. Thus, an increase in market interest rates will result in higher yields on other financial instruments, which could adversely affect the market price of the common stock.

Changes in Policies. Our major policies, including our policies dealing with acquisitions, development, financing, growth, operations, debt limitation and distributions, are determined by our Board of Directors. The Board of Directors may amend or revise these and other policies from time to time without a vote of our shareholders.

Market Risk. We depend on an inflow of external capital to carry out our acquisition and development strategies. The decline in the real estate debt and equity markets in 1998 may impair our ability to access these markets on favorable terms in 1999, which could adversely impact our ability to maintain our historical external growth activity. We have commitments to fund development in process and financing to franchises through 2000 that may cause us to enter the debt or equity markets in 2000 under unfavorable terms.

         Tax Risks

Tax Liabilities as a Consequence of the Failure to Qualify as a REIT. We intend to operate in a manner to qualify as a REIT for federal income tax purposes. However, no assurance can be given that we will qualify or remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a REIT that holds assets in partnership form. Furthermore, there are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not adversely effect our qualification as a REIT or the federal income tax consequences.

If we were to fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income. In this case, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

Adverse Effects of REIT Minimum Distribution Requirements. In order to qualify as a REIT, we generally will be required each year to distribute to our shareholders at least 95% of our net taxable income (excluding any net capital gain). We will be subject to a 4% nondeductible excise tax on the amount, if distributions paid are less than the sum of one of the following scenarios during a calendar year:
     o    85% of our ordinary income,
     o    95% of our capital gain net income for that year, or
     o    100% of our undistributed taxable income from prior years.

We intend to make distributions to our shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. Our income and cash flow consists primarily of our share of those items from the Partnership. Differences in timing between taxable income and cash available for distribution could require us to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains, nontaxable return of capital, or a combination of these. We will provide our shareholders with an annual statement as to the taxability of distributions.

Distributions by the Partnership are determined by our Board of Directors and will be dependent on a number of factors. Some of those factors could include the following:
     o    the amount of the Partnership's cash available for distribution,
     o    the Partnership's financial condition,
     o any decision by the Board of Directors to reinvest funds rather than to distribute such funds,
     o    the Partnership's capital expenditures,
     o the annual distribution requirements under the REIT provisions of the Code, and
     o    other factors as the Board of Directors deems relevant.

         Self-Storage Industry Risks

Operating Risks. Our facilities are subject to all operating risks common to the self-storage facility industry. These include the following risks:
     o    a lack of demand for rental spaces in a given locale,
     o changes in supply of or demand for similar or competing facilities in an area,
     o    changes in market rental rates,
     o an economic downturn reducing our customers ability to pay their rents or our ability to collect them, and
     o amounts charged for late fees are subject to review and could change, affecting results of operations.

Competition. Our facilities compete with other self-storage properties in their geographic markets. Most of our competitors seek to compete by offering storage space at lower prices. However, instead of emphasizing lower prices, we seek to emphasize our facilities' convenience and customer-oriented management and amenities to attract quality tenants. We compete for customers and for investment opportunities with companies that have substantially greater financial resources. These companies may generally be able to accept more risk than we can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell. See "Business-Competition" above.

         Real Estate Investment Risks

General Risks. Our investments are subject to varying degrees of risk associated with the ownership of real property. The underlying value of our real estate investments and our ability to make distributions depends on our ability to operate the facilities in a manner to maintain or increase cash provided by operations. Our income from our self-storage facilities may be adversely affected by the following:
     o    adverse changes in national economic conditions,
     o adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics,
     o    competition from other self-storage properties,
     o    changes in interest rates or loan fees,
     o    the availability, cost and terms of mortgage funds,
     o the impact of present or future legislation and regulatory compliance, including the costs of compliance with environmental, zoning and land use and fire and safety regulations as well as building codes and other laws,
     o    the ongoing need for capital improvements,
     o    changes in real estate tax rates and other operating expenses,
     o    adverse changes in governmental rules and fiscal policies,
     o    civil unrest,
     o acts of God, including earthquakes and other natural disasters (which may result in uninsured losses),
     o    acts of war, and
     o    other factors which are beyond our control.

Illiquidity of Real Estate May Limit its Value. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. There can be no assurance that we will be able to dispose of an investment when we find disposition advantageous or necessary or that the sale price will recoup or exceed the amount of our investment.

Uninsured and Underinsured Losses Could Result in Loss of Value of Facilities. We maintain comprehensive insurance on each of our facilities, including liability, fire and extended coverage. Management believes this coverage is of the type and amount customarily obtained for real property. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods that may be uninsurable or not economically insurable. As such, our facilities are at risk in their particular locales.
Management uses its discretion in determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position in a property.

Possible Liability Relating to Environmental Matters. We may be subject to liability under various environmental laws as an owner or operator of real estate. See "Business Strategy Practices - Environmental Matters."

Item 2.    Properties

The following are definitions of terms used throughout this discussion in analyzing our business:
     o "Physical occupancy" is the total net rentable square feet rented as of the date divided by the total net rentable square feet available.
     o "Economic occupancy" is determined by dividing the expected income by the gross potential income.
     o "Gross potential income" is the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed.
     o "Expected income" is the sum of the monthly rent being charged for the rented units at a facility as of the date computed.
     o "Rent Per Square Foot" is the annualized result of dividing gross potential income on the date by total net rentable square feet.
     o "Direct Property Operating Cost" means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.

Self-Storage Facilities

Our self-storage facilities offer customers fully enclosed units. The customer furnishes their own lock, therefore each unit is controlled only by that customer. The average size of a Company-owned facility is 66,000 square feet and contains an average of 645 units. At December 31, 1998, the average rent per square foot for our-owned facilities was $11.13. The average direct expense per square foot for a Company owned facility is $2.42. Based on surveys performed by us in the third quarter of 1997, our client base is 86% residential and 14% commercial. At December 31, 1998, the average occupancy of the 421 facilities owned by us was 83% physical and 74% economic.

Our self-storage facilities are located near major business and residential areas, and generally are clearly visible and easily accessible from major traffic arteries. Computer-controlled access gates, door alarm systems and video cameras, generally protect them. These facilities are typically constructed of one-story masonry or tilt-up concrete walls, with an individual roll-up door for each storage space and with removable steel interior walls to permit reconfiguration and to protect items from damage. Sites have wide drive aisles to accommodate most vehicles. Our facilities are designed to be aesthetically pleasing, are kept clean and in good repair by friendly, trained managers, and are open for service during hours and days that are convenient to tenants and prospective tenants. At most of the facilities, a property manager lives in an apartment located on site. Climate-controlled space is offered in many facilities for storing items that are sensitive to extreme humidity or temperature. Some of the facilities provide paved secure storage areas for recreational vehicles, boat and commercial vehicles. All facilities will receive deliveries for commercial customers. The facilities generally contain 400 to 1,000 units varying in size from 25 to 400 square feet. The majority of our tenants are individuals, ranging from high-income homeowners to college students to lower income renters, who typically store furniture, appliances and other household and personal items. Commercial users range from sales representatives and distributors storing inventory to small businesses that typically store equipment, records and seasonal items. The facilities generally have a diverse tenant base of 500 to 600 tenants, with no single tenant occupying more than one to two percent of the net rentable square feet of a facility.

Capital Expenditures and Maintenance

Due to the type of simple structures and durable materials used for the facilities, property maintenance is minimal compared to other types of real estate investments. The majority of our facilities are one story, with either tilt-up concrete or masonry load-bearing walls, easily moved steel interior walls, and metal roofs. Typical capital expenditures include replacing asphalt roofs, gates, air conditioning equipment and elevators (as contrasted with expense items such as repairing asphalt, repairing a door, pointing up masonry walls, painting trim and facades, repairing a fence, maintaining landscaping, and repairing damage caused by tenant vehicles). Maintenance within a storage unit between leasing typically consists of sweeping out the unit and changing a light bulb. Maintenance is the responsibility of the facility manager who resides in the apartment located at most of the facilities.


Markets

                               Number of     Available         Available       Physical         Rent per        Economic
                              Properties         Units       Square Feet      Occupancy      Square Foot       Occupancy
Alabama                                2           865           110,690          91.7%         $   8.66           82.3%
Arizona                               20        11,676         1,135,065          83.0%         $   9.58           74.4%
California                            81        59,736         5,966,215          88.7%         $  11.49           77.9%
Colorado                               2         1,356           156,194          85.5%         $   9.39           80.9%
Connecticut                            8         5,264           594,174          88.3%         $  11.98           80.4%
District of Columbia                   1         1,455           105,830          92.4%         $  18.20           83.3%
Delaware                               1           609            71,695          87.3%         $  12.65           77.8%
Florida                               31        25,869         2,379,251          81.8%         $  13.53           69.8%
Georgia                                6         3,824           434,512          75.6%         $   9.19           66.9%
Illinois                               1           619            76,341          75.2%         $   9.43           65.8%
Indiana                               20         8,516           960,184          80.3%         $   7.33           71.9%
Kansas                                 4         1,653           200,805          86.5%         $   9.50           75.3%
Kentucky                               6         2,391           279,960          82.4%         $   7.88           69.6%
Massachusetts                         14         7,440           869,435          82.2%         $  11.12           72.6%
Maryland                              17        12,924         1,219,187          78.8%         $  15.38           69.9%
Michigan                              14         7,958           909,870          86.4%         $   9.84           77.0%
Missouri                               2           926           104,905          90.7%         $   8.35           81.2%
North Carolina                         7         4,149           460,981          71.3%         $   7.99           63.5%
New Jersey                            16        10,810         1,073,630          87.9%         $  15.09           79.6%
New Mexico                            11         5,830           606,134          76.3%         $   8.56           67.7%
Nevada                                11         7,043           765,278          77.5%         $   9.41           70.2%
New York                              18        20,543         1,251,699          82.3%         $  18.95           73.7%
Ohio                                  28        11,508         1,559,200          83.9%         $   7.63           72.6%
Oklahoma                              15         7,763           944,846          87.0%         $   6.37           78.1%
Oregon                                 3         2,167           203,040          79.8%         $  11.55           72.7%
Pennsylvania                          10         7,205           658,080          91.5%         $  12.54           84.1%
Tennessee                             34        18,205         2,149,429          74.1%         $   9.47           62.4%
Texas                                 22        13,826         1,587,797          84.6%         $   9.05           75.6%
Utah                                   3         1,551           196,635          87.6%         $   7.55           82.0%
Virginia                              12         7,564           732,545          82.1%         $  15.18           72.6%
Washington                             1           582            62,550          83.8%         $   8.55           75.1%
                         ------------------------------------------------------------------------------------------------
                                     421       271,827        27,826,157          83.5%         $  11.13           73.9%
                         ================================================================================================


Item 3.    Legal Proceedings.

 Actions for negligence or other tort claims occur routinely in the ordinary course of our business, but none of these proceedings involves a claim for damages (in excess of applicable excess umbrella insurance coverages) involving more than 10% of our current assets. We do not anticipate any amounts which we may be required to pay as a result of an adverse determination of such legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on our financial position or results of operation.

On September 25, 1997, a purported national class action was filed against the Company in the Superior Court of the District of Columbia, Nelda Perkins v. Storage USA, Inc., Civil Action No. CA 97-7426, seeking recovery of certain late fees paid by Company tenants since September 1994, treble damages, unspecified punitive damages and an injunction against further assessment of similar fees. In April 1998 the plaintiff petitioned for certification of a nationwide class, which certification the Company opposed. On August 14, 1998, the Superior Court declined to certify any class, either nationwide or for the District of Columbia. Following the Court's ruling, the Company reached an agreement with the plaintiff to settle and dismiss the plaintiff's individual claims. An order of dismissal with prejudice was entered on December 2, 1998. The terms of the settlement are confidential, but did not have a material impact on the Company's financial position or results of operations.


Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the last quarter of our fiscal year ended December 31, 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Incorporated herein by reference from the caption "Price Range of Common Stock and Dividends" appearing in our 1998 Annual Report to Shareholders, the relevant portion of which is attached hereto as Exhibit 13. Information regarding our dividend policy is included in Item 7.

Item 6. Selected Financial Data.

Incorporated herein by reference from the caption "Selected Financial Data" appearing in our 1998 Annual Report to Shareholders, the relevant portion of which is attached hereto as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Incorporated herein by reference from the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in our 1998 Annual Report to Shareholders, the relevant portion of which is attached hereto as Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

Our Financial Statements and Supplementary Data for the year ended December 31, 1998, are incorporated herein by reference from our 1998 Annual Report to Shareholders, the relevant portion of which is attached hereto as Exhibit 13.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant at March 12, 1999

For non-employee Directors, the information required hereunder is incorporated herein by reference from the captions "Election of Directors" in our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders.

The following information relates to our executive officers:

Name and Age                              Positions and Offices Held and Principal Occupations or Employment During
                                                                         Past 5 Years
Dean Jernigan (53)                       Director, Chairman, President and Chief Executive Officer since 1984.

Christopher Marr (34)                    Chief  Financial  Officer  since August,  1998.  Vice  President,  Financial
                                         Reporting and Controller,  Storage USA, Inc.,  August,  1994 to July,  1997.
                                         Senior Vice President,  Finance and Accounting  July, 1997 to August,  1998.
                                         Senior Manager, Coopers and Lybrand, January, 1994 to August, 1994.

Larry Hohl (45)                          Executive  Vice  President  and Senior  Operating  Officer  since  September
                                         1998.  President-Boston  Market Concept, Boston Chicken, Inc., January, 1998
                                         to May,  1998,  which filed a petition under Chapter 11 of the US Bankruptcy
                                         Code on October 5, 1998. Chief Executive  Officer,  BCE West, L.P.,  August,
                                         1985 to January,  1998. Chief Executive Officer,  Antigua Sportswear,  Inc.,
                                         April, 1994 to August, 1985. Vice  President/General  Manager-Retail,  Nike,
                                         Inc., April, 1992 to April, 1994.




Douglas Chamberlain (52)                 Executive Vice President, Construction since March 1994.

Karl Haas (47)                           Executive Vice President, Management since March 1994.

Morris J. Kriger (61)                    Executive  Vice  President,  Acquisitions  since  February,  1996.  Partner,
                                         Wyatt, Tyrant & Combs law firm Memphis, TN January, 1989 to February, 1996.

John W. McConomy (49)                    Executive  Vice  President,   General  Counsel  since  August,   1998.  Vice
                                         President and  Associate  General  Counsel,  Harrah's  Entertainment,  Inc.,
                                         February,  1996  to  August,  1998.  Associate  General  Counsel,   Harrah's
                                         Entertainment, Inc. 1991-1996.

Richard B. Stern (47)                    Senior Vice President,  Development since June, 1996. Vice  President/Senior
                                         Portfolio Manager, Kemper Corporation , October, 1992 to January, 1996.

Francis C. Brown, III (35)               Senior  Vice  President,  Human  Resources  since  February  of  1998.  Vice
                                         President,  Human  Resources,  AutoZone,  Inc.  December,  1993 to February,
                                         1998.  Director,  Communications,  AutoZone,  Inc.  July,  1991 to December,
                                         1993.

Mark E. Yale (33)                        Vice  President,   Financial  Reporting  since  August  1998.  Senior  Audit
                                         Manager, Pricewaterhouse January, 1994 to July, 1998.

Item 11. Executive Compensation.

Incorporated herein by reference from the caption " Executive Compensation" and "Indebtedness of Executives" in our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference from the caption "Beneficial Ownership of Company Common Stock" in our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

Incorporated herein by reference from the caption "Certain Transactions" and "Indebtedness of Executives" in our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

           (a) The following documents are filed as a part of this report and are hereby incorporated by reference from our 1998 Annual Report to Shareholders, excerpts from which are attached hereto as Exhibit 13:




1.         Financial Statements:
           Report of independent accountants

           Consolidated balance sheets as of December 31, 1998 and 1997

           Consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996

           Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996

           Consolidated statements of shareholders' equity for the years ended December 31, 1998, 1997 and 1996

           Notes to consolidated financial statements

           Supplementary information on quarterly financial data (unaudited)

           Selected Financial Data

           Schedule III, Real Estate and Accumulated Depreciation as of December 31, 1998

           Report of Independent Accountants

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(b)      Reports on Form 8-K


         On October 13, 1998, we filed our current report on Form 8-K. The filing included certain information with respect to the 35 self-storage facilities referred to in the filing.

         On December 1, 1998, we filed an amendment to our Current Report on Form 8-K, filed on October 13, 1998. The amendment included the following historical and pro forma financial statements with respect to the 35 self-storage facilities referred to in the filing.

          Financial Statements Applicable to Real Estate Properties Acquired:

          o    Report of Independent Accountants
          o Acquisition Facilities Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1997 (Audited), and for the nine months ended September 30, 1998 (Unaudited).

          o Notes to Historical Summaries of Combined Gross Revenue and Direct Operating Expenses

          Pro Forma Financial Information:

          o Unaudited Pro-Forma Combined Condensed Balance Sheet as of September 30, 1998.
          o Unaudited Pro-Forma Combined Condensed Statement of Operation for the nine months ended September 30, 1998.
          o Unaudited Pro-Forma Combined Condensed Statement of Operations for the year ended December 31, 1997.
          o    Notes  to  Unaudited   Pro-Forma  Combined  Condensed   Financial
               Statements.


(c)     Exhibits

         The following exhibits are filed as part of this report:

Exhibit No.                         Description
-----------                         -----------

          3.1 Amended and Restated Charter of Storage USA, Inc. (the "Company"), (filed as Exhibit 3.1 to our Registration Statement on Form S-3 (File No. 333-44641), and incorporated by reference herein).

          3.2*      Restated and Amended Bylaws of the Company.

          4*        Specimen Common Stock Certificate.

          10.1* Agreement between the Company and certain executive officers prohibiting conflicting self-storage interests.

          10.2*     Company's 1993 Omnibus Stock Plan.

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

          10.9++++ Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated as September 21, 1994 (the "Partnership Agreement").

          10.10 First Amendment to the Partnership Agreement, dated March 19, 1996 (filed as Exhibit 10.3 to our Current Report on Form 8-K/A, filed April 1, 1996, and incorporated by reference herein).

          10.11 Second Amendment to the Partnership Agreement, dated as of June 14, 1996 (filed as Exhibit 10.0 to our Current Report on Form 8-K/A filed July 17, 1996, and incorporated by reference herein).

          10.12 Third Amendment to Partnership Agreement, dated as of August 14, 1996 (filed as Exhibit 10.1 to our Amendment No. 1 to a Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

          10.13 Strategic Alliance Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

          10.14 Amendment No. 1 to Strategic Alliance Agreement, dated June 14, 1996, between the Company, the Partnership, Storage USA Trust, Security Capital U.S. Realty and Security Capital Holdings, S.A. (filed as Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

          10.15 Registration Rights Agreement, dated as of March 19, 1996, between the Company, Security Capital Holdings, S.A. and Security Capital U.S. Realty (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

          10.16 Indenture, dated November 1, 1996, between the Partnership and First National Bank of Chicago, as Trustee (filed as
                    Exhibit 10.1 to our Current Report on Form 8-K, filed on November 8, 1996, and incorporated by reference herein).

          10.17+    First  Amendment  to the Adoption  Agreement  for our 401(k)
                    Plan.

          10.18 Amended and Restated Revolving Credit Agreement dated December 23, 1997 (filed as an exhibit to our current Report on Form 8-K, filed on January 20, 1998,) and incorporated by reference herein.

          10.19 Second Amendment to Strategic Alliance Agreement dated as of November 20, 1997, between the Company and Security Capital U.S. Realty

          10.20#    Fourth   Amendment  to  the  Second   Amended  and  Restated
                    Agreement of Limited Partnership of SUSA Partnership, L.P. dated as of November 12, 1998

          10.21 Amendment No. 3 to 1993 Omnibus Stock Plan dated as of December 16, 1996

          10.22 Amendment No. 4 to 1993 Omnibus Stock Plan dated as of November 4, 1998

          10.23 1996 Officers' Stock Option Loan Program, effective as of December 16, 1996

          10.24 Form of Restricted Stock Award pursuant to the 1993 Omnibus Stock Plan

          10.25 1998 Non-Executive Employee Stock Option Plan, effective as of November 4, 1998

          10.26     Shareholder Value Plan, effective as of January 1, 1999

          10.27     Employment  Agreements  for:
                    Larry Hohl, Executive VP and Senior Operating Officer, dated as of September 1, 1998,
                    John McConomy, Executive VP and General Counsel, dated as of July 24, 1998,
                    Richard Stern, Senior VP, Development, dated as of May 15, 1998,
                    Morris J Kriger, Executive VP, Acquisitions, dated as of December 6, 1995.


          13 Relevant portions of our 1998 Annual Report to Shareholders are filed herewith.

          21        Subsidiaries of Registrant.

          23        Consent of Independent Accountants

          27.1      Financial Data Schedule




*          Filed as an Exhibit to our Registration Statement on Form
           S-11, File No. 33-74072, as amended, and incorporated by reference herein.
**         Filed as an Exhibit to our Registration Statement on Form
           S-11, File No. 33-82764, as amended, and incorporated by reference herein.
*** Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.
+ Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference.
++ Filed as an Exhibit to our Current Report on Form 8-K, as amended to Form 8-K/A Filed November 17, 1995, and incorporated by reference herein.
++ Filed as an Exhibit to our Current Report on Form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++       Filed as an Exhibit to our Registration Statement on Form
           S-3, File No. 33-91302, and incorporated by reference herein.
# Filed as an Exhibit to our Current Report on Form 8-K, filed November 20, 1998, and incorporated by reference here in.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                  STORAGE USA, INC.

                  By: /s/ Christopher P. Marr
                     ------------------------------------
                  Christopher P. Marr
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Signature                                       Title                              Date
                       ---------                                       -----                              ----
                  /s/ DEAN JERNIGAN                           Chairman of the Board of Directors      March 22, 1999
                  ------------------------                    Chief Executive Officer (Principal
                  Dean Jernigan                               Executive Officer)

                  /s/ HOWARD P. COLHOUN                       Director                                March 22, 1999
                  ------------------------
                  Howard P. Colhoun

                  /s/ RONALD BLANKENSHIP                      Director                                March 22, 1999
                  ------------------------
                  Ronald Blankenship

                  /s/ HARRY THIE                              Director                                March 22, 1999
                  ------------------------
                  Harry Thie

                  /s/ MARK JORGENSEN                          Director                                March 22, 1999
                  ------------------------
                  Mark Jorgensen

                  /s/ JOHN MCCANN                             Director                                March 22, 1999
                  ------------------------
                  John McCann

                  /s/ WILLIAM D. SANDERS                      Director                                March 22, 1999
                  ------------------------
                  William D. Sanders

                  /s/ CAROLINE MCBRIDE                        Director                                March 22, 1999
                  ------------------------
                  Caroline McBride

                  /s/ ALAN GRAF                               Director                                March 22, 1999
                  ------------------------
                  Alan Graf


                                                   EXHIBIT INDEX

       Exhibit No.               Description
       -----------               -----------

          3.1 Amended and Restated Charter of Storage USA, Inc. (the "Company"), (filed as Exhibit 3.1 to our Registration Statement on Form S-3 (File No. 333-44641), and incorporated by reference herein).

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

          10.9++++ Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated as September 21, 1994 (the "Partnership Agreement").

          10.10 First Amendment to the Partnership Agreement, dated March 19, 1996 (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed April 1, 1996, and incorporated by reference herein).

          10.11 Second Amendment to the Partnership Agreement, dated as of June 14, 1996 (filed as Exhibit 10.0 to our Current Report on Form 8-K/A filed July 17, 1996, and incorporated by reference herein).

          10.12 Third Amendment to Partnership Agreement, dated as of August 14, 1996 (filed as Exhibit 10.1 to our Amendment No. 1 to a Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

          10.13 Strategic Alliance Agreement, dated as of March 1, 1996, between the Company and Security Capital Holdings S.A. and Security Capital U.S. Realty (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

          10.14 Amendment No. 1 to Strategic Alliance Agreement, dated June 14, 1996, between the Company, the Partnership, Storage USA Trust, Security Capital U.S. Realty and Security Capital Holdings, S.A. (filed as Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

          10.15 Registration Rights Agreement, dated as of March 19, 1996, between the Company, Security Capital Holdings, S.A. and Security Capital U.S. Realty (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 1, 1996, and incorporated by reference herein).

          10.16 Indenture, dated November 1, 1996, between the Partnership and First National Bank of Chicago, as Trustee (filed as
                    Exhibit 10.1 to our Current Report on Form 8-K, filed on November 8, 1996, and incorporated by reference herein).

          10.17+    First  Amendment  to the Adoption  Agreement  for our 401(k)
                    Plan.

          10.18 Amended and Restated Revolving Credit Agreement dated December 23, 1997 (filed as an exhibit to our current Report on Form 8-K, filed on January 20, 1998,) and incorporated by reference herein.

          10.19 Second Amendment to Strategic Alliance Agreement dated as of November 20, 1997, between the Company and Security Capital U.S. Realty

          10.20#    Fourth   Amendment  to  the  Second   Amended  and  Restated
                    Agreement of Limited Partnership of SUSA Partnership, L.P. dated as of November 12, 1998

          10.21 Amendment No. 3 to 1993 Omnibus Stock Plan, dated as of December 16, 1996

          10.22 Amendment No. 4 to 1993 Omnibus Stock Plan, dated as of November 4, 1998

          10.23 1996 Officers' Stock Option Loan Program, effective as of December 16, 1996

          10.24 Form of Restricted Stock Award pursuant to the 1993 Omnibus Stock Plan

          10.25 1998 Non-Executive Employee Stock Option Plan, effective as of November 4, 1998

          10.26     Shareholder Value Plan, effective as of January 1, 1999

          10.27     Employment  Agreements  for:
                    Larry Hohl, Executive VP and Senior Operating Officer, dated as of September 1, 1998,
                    John McConomy, Executive VP and General Counsel, dated as of July 24, 1998,
                    Richard Stern, Senior VP, Development, dated as of May 15, 1998,
                    Morris J Kriger, Executive VP, Acquisitions, dated as of December 6, 1995.

          13 Relevant portions of our 1998 Annual Report to Shareholders are filed herewith.

          21        Subsidiaries of Registrant.

          23        Consent of Independent Accountants

          27.1      Financial Data Schedule




*          Filed as an Exhibit to our Registration Statement on Form
           S-11, File No. 33-74072, as amended, and incorporated by reference herein.
**         Filed as an Exhibit to our Registration Statement on Form
           S-11, File No. 33-82764, as amended, and incorporated by reference herein.
*** Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.
+ Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference.
++ Filed as an Exhibit to our Current Report on Form 8-K, as amended to Form 8-K/A Filed November 17, 1995, and incorporated by reference herein.
++ Filed as an Exhibit to our Current Report on Form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++       Filed as an Exhibit to our Registration Statement on Form
           S-3, File No. 33-91302, and incorporated by reference herein.
# Filed as an Exhibit to our Current Report on Form 8-K, filed November 20, 1998, and incorporated by reference here in.