Form 10-Q
period 1999-03-31
STORAGE USA INC
filed 1999-05-17
CIK 912116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 1999
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                        For the transition period from       to

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

Common Stock, $.01 par value, 27,879,044 shares outstanding at May 3, 1999

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                STORAGE USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (amounts in thousands, except per share data)


                                                           Three months          Three months
                                                                  ended                 ended
                                                         March 31, 1999        March 31, 1998
                                                      ------------------   -------------------
PROPERTY REVENUES:
Rental income                                                    $59,409               $47,270
Other income                                                       1,519                 1,048
                                                      ------------------   -------------------

Total property revenues                                           60,928                48,318
                                                      ------------------   -------------------

PROPERTY EXPENSES:
Cost of property operations & maintenance                         15,652                12,128
Taxes                                                              4,964                 3,943
General & administrative                                           3,698                 1,876
Depreciation & amortization                                        8,356                 6,568
                                                      ------------------   -------------------

Total property expenses                                           32,670                24,515
                                                      ------------------   -------------------

INCOME FROM PROPERTY OPERATIONS                                   28,258                23,803

Interest expense, net                                            (10,847)               (8,025)
                                                      ------------------   -------------------

INCOME BEFORE MINORITY INTEREST                                   17,411                15,778
  AND (LOSS) ON EXCHANGE

LOSS ON EXCHANGE OF STORAGE FACILITIES                              (578)                    -
                                                      ------------------   -------------------

INCOME BEFORE MINORITY INTEREST                                   16,833                15,778

Minority interest                                                 (3,078)               (1,340)
                                                      ------------------   -------------------

NET INCOME                                                       $13,755               $14,438
                                                      ==================   ===================

BASIC NET INCOME PER SHARE                                         $0.49                 $0.52
                                                      ==================   ===================

DILUTED NET INCOME PER SHARE                                       $0.49                 $0.52
                                                      ==================   ===================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                         27,837                27,689
                                                      ==================   ===================

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                       27,907                27,882
                                                      ==================   ===================

                 See Notes to Consolidated Financial Statements

                                STORAGE USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                          as of                as of
                                                 March 31, 1999    December 31, 1998
                                             -------------------   ------------------
                                                    (unaudited)
ASSETS

Investments in storage facilities, at cost:
Land                                                    $429,766             $429,723
Buildings and equipment                                1,205,471            1,186,492
                                             -------------------   ------------------
                                                       1,635,237            1,616,215

Accumulated depreciation                                 (81,374)             (73,496)
                                             -------------------   ------------------
                                                       1,553,863            1,542,719

Cash & cash equivalents                                        -                2,823
Advances and investments in real estate                  121,940              112,163
Other assets                                              50,230               47,922
                                             -------------------   ------------------

     TOTAL ASSETS                                     $1,726,033           $1,705,627
                                             ===================   ==================

LIABILITIES & SHAREHOLDERS' EQUITY

Notes payable                                           $600,000             $600,000
Line of credit borrowings                                 90,551               70,762
Mortgage notes payable                                    78,229               78,737
Other borrowings                                          47,347               47,625
Accounts payable & accrued expenses                       27,900               22,658
Dividends payable                                         18,677               17,758
Rents received in advance                                 11,074               10,332
                                             -------------------   ------------------

     TOTAL LIABILITIES                                   873,778              847,872
                                             -------------------   ------------------

Minority interests:
Preferred units                                           65,000               65,000
Common units                                              90,375               94,213
                                             -------------------   ------------------

     TOTAL MINORITY INTERESTS                            155,375              159,213
                                             -------------------   ------------------

Commitments and contingencies

Shareholders' equity:
Common stock $.01 par value, 150,000,000
 shares authorized, 27,875,378 and 27,727,560
 shares issued and outstanding                               279                  277
Paid-in capital                                          752,557              749,093
Notes receivable - officers                              (11,379)             (11,389)
Deferred compensation                                       (225)                   -
Accumulated deficit                                      (15,831)             (15,831)
Distributions in excess of net income                    (28,521)             (23,608)
                                             -------------------   ------------------

     TOTAL SHAREHOLDERS' EQUITY                          696,880              698,542
                                             -------------------   ------------------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $1,726,033           $1,705,627
                                             ===================   ==================

                   See Notes to Consolidated Financial Statements

                                STORAGE USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)


                                                      Three months          Three months
                                                             ended                 ended
                                                    March 31, 1999        March 31, 1998
                                                 ------------------     -----------------
OPERATING ACTIVITIES:
Net income                                           $       13,755         $      14,438

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                            8,356                 6,568
     Minority interest                                        3,078                 1,340
     Loss on exchange of self-storage facilities                578
     Changes in assets and liabilities:
          Other assets                                       (4,047)               (3,631)
          Other liabilities                                   6,093                 6,490
                                                 ------------------     -----------------
Net cash provided by operating activities                    27,813                25,205
                                                 ==================     =================

INVESTING ACTIVITIES:
Acquisition and improvements of storage
  facilities                                                 (8,378)              (58,318)
Proceeds from sale/exchange of storage
  facilities                                                    410                   151
Development of storage facilities                           (12,697)               (8,786)
Advances and investment in real estate                       (7,448)              (18,092)
                                                 ------------------     -----------------
Net cash used in investing activities                       (28,113)              (85,045)
                                                 ==================     =================

FINANCING ACTIVITIES:
Net borrowings under line of credit                          19,789                59,586
Mortgage principal payments/payoffs                            (328)                 (220)
Mortgage principal borrowings                                     -                   145
Other borrowings principal payments/payoffs                    (804)                    -
Cash dividends                                              (17,745)                   18
Preferred unit dividends                                     (1,010)                    -
Proceeds from issuance of stock                                   -                 1,043
Payments on notes receivable                                     10                 1,058
Distribution to minority interests                           (2,382)                  (60)
Other financing transactions, net                               (53)                   39
                                                 ------------------     -----------------
Net cash provided by financing activities                    (2,523)               61,609
                                                 ==================     =================

Net increase in cash and equivalents                         (2,823)                1,769
Cash and equivalents, beginning of period                     2,823                 1,172
                                                 ------------------     -----------------
Cash and equivalents, end of period                   $           -          $      2,941
                                                 ==================     =================

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
 Common Stock issued in exchange for notes
  receivable                                          $           -          $        595
 Shares issued to Directors                           $           -          $         20
 Mortgages assumed on storage facilities
  acquired                                            $           -          $      8,067
 Note received in consideration for facility
  sold                                                $         875
 Storage facilities acquired in exchange for
  Partnership Units                                   $           -          $     27,066
 Restricted stock issued                              $         246          $          -
 Partnership Units exchanged for shares of
  common stock                                        $           -          $        161
                                                 ==================     =================

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.      UNAUDITED INTERIM FINANCIAL STATEMENTS

        References to the Company include Storage USA, Inc. ("the REIT") and SUSA Partnership, L.P. (the "Partnership"), its principal operating subsidiary. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.      ORGANIZATION

        Storage USA, Inc. (the "Company") a Tennessee corporation, was formed in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the Company completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The Company is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At March 31, 1999 and December 31, 1998, respectively, the Company owed approximately 88.6% and 88.7% of the partnership interest in the Partnership.

        In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its 97.5% share of the profit or loss of Franchise in Other Income.

3.      INVESTMENT IN STORAGE FACILITIES

        The following table summarizes the activity in storage facilities during the period:

Cost:
     Balance on January 1, 1999          $      1,616,215
     Property acquisitions                          3,014
     Investment in development                     12,697
     Disposition of property                       (2,051)
     Improvements and other                         5,362
                                    ---------------------
     Balance on March 31, 1999           $      1,635,237
                                    =====================

 Accumulated Depreciation:
     Balance on January 1, 1999            $       73,496
     Additions during the period                    8,068
     Disposition of property                         (190)
                                    ---------------------
     Balance on March 31, 1999             $       81,374
                                    =====================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                 MARCH 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.      LINES OF CREDIT, MORTGAGES PAYABLE, AND OTHER BORROWINGS

        The Company can borrow under a $150,000 line of credit with a group of commercial banks and under a $40,000 line of credit with a commercial bank. The lines bear interest at various spreads of LIBOR. The following table lists additional information about the lines of credit.

        LINE OF CREDIT BORROWINGS         AS OF 3/31/99
        ------------------------------------------------
        Total lines of credit                $   190,000
        Borrowings outstanding               $    90,551
        Weighted average daily
          interest rate during the period           6.23%

        The company from time to time assumes mortgages on facilities acquired. The following table provides information about the mortgages:

        MORTGAGE NOTES PAYABLE
        AS OF MARCH 31, 1999


                                                                 Interest         Average
                                                                   Rate     Interest Rate
                                   Face Amount  Maturity Range     Range    During period
                                  --------------------------------------------------------
        Fixed rate                      $59,337      2004-2016   6.5%-11.5%         9.97%

        Variable rate                     8,016      1999-2016    7.4%-9.0%         8.19%
                                  --------------                            --------------
                                         67,353                                     9.75%
        Premiums                         10,876
                                  --------------
        Mortgage notes payable          $78,229

        The company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.

        OTHER BORROWINGS
        AS OF MARCH 31, 1998

        ------------------------------------------------------------------------
                                  Face Amount      Carry Value    Imputed Rate
        ------------------------------------------------------------------------
        Non-interest bearing notes       $   14,450     $   13,035        7.50%
        Deferred Units                   $   13,000     $   10,647        7.50%
        Leases                                    -     $   23,665        7.50%


        During the three months ended March 31, 1999, total interest paid on all debt was $11,137 and total interest capitalized for construction costs was $1,132.


5.      OTHER INCOME

        Other income for the three months ended March 31, 1999 and 1998 consisted primarily of revenue from fees earned for the management of facilities owned by third parties, truck rentals, cellular telephone antenna towers and ground rents for billboards.


6.      INCOME PER SHARE

        Basic and diluted income per share is calculated by dividing net income by the appropriate weighted average shares as presented in the following table:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                 MARCH 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                       Three months ended March 31,
                                                1999          1998
                                      ------------------------------
        Basic weighted average
          common shares outstanding       27,837,474      27,689,646
        Dilutive effect of stock
          options                             69,813         192,796
        ------------------------------------------------------------
        Diluted weighted average
          common shares outstanding       27,907,287      27,881,442



7.      INTEREST EXPENSE, NET

        AS OF MARCH 31,
                                   1999          1998
                            --------------------------
        Interest income        $   2,992    $    1,240
        Interest expense        (13,839)        (9,265)
                            --------------------------
        Interest expense,
        net                    $(10,847)    $   (8,025)

8.      COMMITMENTS

        The Company is committed to advance an additional $69,062 as of March 31, 1999 to franchisees of Franchise for the construction of franchised self-storage facilities, collateralized by the facility.

        The Company is a limited guarantor on $18,291 of loan commitments made by third party lenders to franchisees of Franchise, of which $12,134 has been funded at March 31, 1999.

9.      SUBSEQUENT EVENTS

        AGREEMENT TO FORM JOINT VENTURE
        During the first quarter of 1999, the Company agreed in principle to form a real estate investment joint venture with a major institutional investor. The Company plans to sell 32 self-storage facilities for $144 million to a joint venture that will be owned 75% by the institutional investor and 25% by the Company. The Company will manage the venture and continue to operate all of the venture's assets under the Storage USA brand for a fee. The closing of the transaction is expected to occur by June 15, 1999. The venture plans to obtain $93.6 million of non-recourse secured debt financing at a fixed interest rate of 7.76%. As a result of the debt financing and the investor's 75% equity interest, the sale to the venture will generate approximately $130 million of net proceeds to the Company. The expected gain on the transaction will be deferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the consolidated financial condition and results of operations should be read together with the Consolidated Financial Statements and Notes thereto. References to "we," "our" or "the Company" include Storage USA, Inc. (the "REIT") and SUSA Partnership, L.P., the principal operating subsidiary of the REIT (the "Partnership").

   The following are definitions of terms used throughout this discussion that will be helpful in understanding our business.

o PHYSICAL OCCUPANCY means the total net rentable square feet rented as of the date (or period if indicated) divided by the total net rentable square feet available.
o SCHEDULED RENT PER SQUARE FOOT means the average market rate per square foot of rentable space.
o NET RENTAL INCOME means income from self-storage rentals less discounts.
o REALIZED RENT PER SQUARE FOOT means the annualized result of dividing rental income, less discounts by total square feet rented.
o DIRECT PROPERTY OPERATING COST means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.
o NET OPERATING INCOME ("NOI") means total property revenues less Direct Property Operating Costs.
o ANNUAL CAPITALIZATION RATE ("CAP RATE")/ YIELD means NOI of a facility divided by the total capitalized costs of the facility.
o FUNDS FROM OPERATIONS ("FFO") means net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization of revenue-producing property, and after adjustments for unconsolidated partnerships and joint ventures.
o SAME-STORE FACILITIES include all facilities that we owned for the entire period of both comparison periods.


INTERNAL GROWTH

The following table compares the 318 Same-Store Facilities. The Same-Store Facilities include all facilities owned since December 31, 1997. Development and expansion facilities are removed from the same-store pool to avoid skewing the results.


                                     QUARTER ENDED            QUARTER ENDED        %
SAME-STORE RESULTS                  MARCH 31, 1999           MARCH 31, 1998    CHANGE
------------------------------------------------------------------------------------------
(amounts in thousands except occupancy and per square foot figures)

  Revenues                                    $45,450                $42,740         6.3%

  Expenses:
     Operating Expenses                         8,206                  7,838         4.7%
     Property Tax & Other                       5,026                  5,304        -5.3%
                                   ------------------     ------------------  ------------
  Total Expenses                               13,232                 13,142         0.7%
                                   ------------------     ------------------  ------------

NOI                                           $32,218                $29,598         8.9%
                                   ==================     ==================  ============

Physical Occupancy                               85.5%                 85.5%           -

Scheduled Rent per Square Foot                 $10.83                 $10.18         6.4%

Realized Rent per Square Foot                   $9.55                  $8.97         6.5%

o Our Same-Store Facilities achieved 8.9% NOI growth in the first quarter of 1999 as compared to the first quarter of 1998. The growth resulted from revenue increases of 6.3% amid expense growth of just below 1%.
o Our operating expenses grew 4.7% over the first quarter of 1998 while property tax and other expenses decreased 5.3% due primarily to significant reductions in insurance costs totaling $436 thousand.
o Scheduled Rent Per Square Foot increased 6.4% over the previous year. These rent increases were fully realized as evidenced by Realized Rent Per Square Foot growth being slightly higher than scheduled. This occurred due to lower discounting levels than in the first quarter of 1998.

The following table lists changes in the 10 largest same-store markets on a rent per square foot basis and occupied square feet basis and the resulting change in net rental income for the first quarter 1999 over the first quarter 1998.


                                                        %            %             %            %
                                          NUMBER      OF TOTAL    CHANGE IN     CHANGE IN    CHANGE IN
                                              OF   SAME-STORE    NET RENTAL      REALIZED     OCCUPIED
               MARKET                 FACILITIES          NOI*       INCOME        RPSF**      SQ. FT.
-------------------------------------------------------------------------------------------------------
Los Angeles-Riverside-Orange County, CA       49         19.1%        11.3%          8.7%         2.4%
Washington-Baltimore, DC-MD-VA-WV             19         10.3%         5.4%          5.1%         0.3%
Miami-Fort Lauderdale, FL                     16          7.8%         4.5%          6.4%        -1.8%
New York-N. New Jersey-Long Island, NY        13          7.1%         3.5%          3.7%        -0.2%
San Francisco-Oakland-San Jose, CA            11          4.9%         4.7%          9.6%        -4.5%
Philadelphia-WILM-Atlantic City, PA-NJ        14          4.4%         8.0%          6.5%         1.4%
San Diego, CA                                  8          3.6%        14.0%         11.8%         2.0%
Phoenix,-Mesa, AZ                             14          3.3%         4.5%          4.9%        -0.4%
Dallas-Forth Worth, TX                        10          3.2%         8.1%          7.8%         0.3%
Boston-Worchester-Lawrence, MA-NH-ME-CT        9          2.7%        11.0%          9.1%         1.7%


*The largest 10 markets in total represent 66.4% of the same-store NOI. ** (RPSF) Rent Per Square Foot

EXTERNAL GROWTH

ACQUISITIONS

During the first quarter of 1999, we acquired one facility in Memphis, TN containing 70 thousand square feet for a total investment of approximately $2.6 million. Our acquisitions pace remained slow during the first quarter due to the continued unfavorable conditions in the debt and equity markets.

To raise capital during this period of market softness, we have explored operating and development joint ventures with outside investors. During the second quarter of 1999, we plan to sell 32 mature facilities to a joint venture consisting of us and a major institutional investor, which will generate $130 million of net cash proceeds to us. We plan on using approximately $90 million of these proceeds to acquire new facilities in a tax-free exchange. Based upon the current conditions, we do not anticipate acquiring a significant number of facilities in 1999 beyond those acquired with proceeds from this joint venture. For more details on the joint venture see the "Liquidity and Capital Resources" section.

DEVELOPMENT AND EXPANSION

During the first quarter of 1999, we completed 5 expansions at a cost of approximately $5.2 million, which added a total of approximately 129 thousand square feet. The following chart details our current development and expansion activities as of March 31, 1999.


                                                     Expected  Investment   Remaining
                            # of Prop. Square feet  Investment    to Date   Investment
                            ----------------------------------------------------------
Total development in process        33     2,534     $154,838  $  55,514    $   99,324
Total expansions in process         31       675     $ 33,146  $   8,645    $   24,501
                            ----------------------------------------------------------
Total                               64     3,209     $187,984  $  64,159    $  123,825

The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the developments and expansions in process.


                                                                                           TOTAL
                                                                   1999      AFTER      EXPECTED
                           Q2 1999     Q3 1999    Q4 1999     REMAINING       1999    INVESTMENT
                        -------------------------------------------------------------------------
Development                $22,138     $26,431     $9,699       $58,268    $96,570      $154,838
Expansions                   3,657       8,131      2,168        13,956     19,190        33,146
                        -------------------------------------------------------------------------

TOTAL                      $25,795     $34,562    $11,867       $72,224   $115,760      $187,984
                        =========================================================================


FRANCHISING

During the first quarter of 1999, Storage USA Franchise Corp. opened 5 new facilities. We have an equity interest in some of the franchised facilities, typically ranging from 40% to 45%. We receive these equity interests in partial payment for our extension of credit in the form of a construction loan to the franchisee. The following table presents the status of our franchising program as of March 31, 1999 and notes those projects in which we have or do not have an equity interest.

                                     With        Without
                                   Equity         Equity
                            Participation  Participation    Total
------------------------------------------------------------------
Open and Operating                    15          30           45
In Construction                        8          16           24
In Design                              6           9           15
Conditionally Approved                 6           0            6
------------------------------------------------------------------
Total                                 35          55           90
------------------------------------------------------------------


RESULTS OF OPERATIONS

The following table reflects the profit and loss statement for the quarter ended March 31, 1999 and March 31, 1998 based on a percentage of total revenues and is used in the discussion that follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                                           1999            1998
--------------------------------------------------------------------------------
REVENUE
Rental Income                                             92.9%           95.4%
Other Income                                               2.4%            2.1%
Interest Income                                            4.7%            2.5%

--------------------------------------------------------------------------------
Total Income                                             100.0%          100.0%

EXPENSES
Property Operations                                       24.5%           24.5%
Taxes                                                      7.8%            8.0%
General And Administrative                                 5.8%            3.8%

Rental Income increased $12.1 million, or 25.7% in the quarter ended March 31, 1999 compared to the same period in 1998. This increase is primarily a result of recognizing a full year of rental income on the 1998 acquisitions and our internal growth, as outlined in the section entitled, "Internal Growth." 1998 acquisitions contributed incremental rental income growth of $8.8 million to the first quarter of 1999. For the first quarter of 1999, the 318 Same-Store Facilities owned during the entire first quarter of 1998 provided 75.3% of our rental income. These Same-Store Facilities' rental income grew 6.2% or $2.6 million over first quarter 1998 results. The majority of the Same-Store Facilities' revenue growth was provided by an approximate 6.5% average realized rate increase from $8.97 per square foot to $9.55 per square foot and physical occupancy of 85% which remained constant for the first quarter of 1999 over the first quarter of 1998. The remainder of the rental income growth is attributed to newly developed and expanded facilities.

Other income grew $471 thousand in the first quarter of 1999 over the same period in 1998. The increase is primarily due to increases in cellular tower, billboard, and management fee income and other less significant sources of revenue.

As a percentage of revenues, cost of property operations and maintenance remained constant at 24.5% in the first quarter 1998 and 1999. The trend as a percentage of revenues is for cost of property operations to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This trend was offset this quarter from having a larger number of newly developed facilities and facilities that were acquired during 1998 that had recently been developed and had not yet reached a stable level of occupancy. As these facilities have not reached their full revenue potential and expenses are relatively fixed, the cost of property operations as a percentage of revenues tends to be higher.

Tax expense as a percentage of revenues was 7.8% for the first quarter of 1999 compared to 8.0% for the same period 1998. Tax expense as a percentage of revenues trends down as a result of Same-Store Facility revenue growth outpacing tax expense growth.

General and administrative expenses ("G&A") as a percentage of revenues increased from 3.8% in the first quarter 1998 to 5.8% for the same period of 1999. G&A increased from $1.9 million in first quarter 1998 to $3.7 million in the first quarter 1999. The growth in G&A is a result of the expansion throughout 1998 of our administration, marketing, acquisition and development, management information systems, human resources, and legal departments in connection with the implementation of our internal and external growth strategies.

The increase in depreciation and amortization expense from $6.6 million in the first quarter 1998 to $8.4 million during the same period 1999 is due to our acquisition and development of approximately $210 million in depreciable assets since March 31, 1998.

Interest expense increased from $9.3 million in the first quarter 1998 to $13.8 million during the same period 1999. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest of $1.1 million in the first quarter of 1999 and $638 thousand in the first quarter of 1998.

                                              AS OF MARCH 31,
                          ------------------------------------------------------
                                     1999                       1998
                          ------------------------------------------------------
                              WEIGHTED      WEIGHTED     Weighted      Weighted
                               AVERAGE       AVERAGE      Average       Average
Debt                         BORROWING INTEREST RATE    Borrowing Interest Rate
--------------------------------------------------------------------------------
Notes payable                $600,000        7.37%      $400,000          7.46%
Lines of credit                92,067        6.23%        61,344          6.80%
Mortgages payable              67,517        9.75%        45,142         10.10%
Leases & other borrowings      37,898        7.50%             -            n/a

Interest expense will continue to rise in 1999 as the $200 million of notes payable issued in mid-1998 will be outstanding for the entire year and additional borrowings on the lines of credit may occur in the remaining year. Additionally, we are actively renegotiating our line of credit facility with a group of commercial banks. We believe the spread over LIBOR used to set the borrowing rate will be approximately 25 basis points higher than under our current terms.

Interest income grew to $3.0 million in the first quarter 1999 from $1.2 million during the same period in 1998. Approximately $1.7 million of the increase is due to the interest earned on advances from us to Franchisees. We expect that this income will continue to grow as we make further advances under this program. The remainder of the increase is from interest earned on amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits.

We sold one facility in New Mexico during the first quarter of 1999 for $1.3 million. The transaction resulted in a $578 thousand accounting loss.

Minority interest expense represents the portion of income allocable to holders of limited partnership interest in the Partnership ("Units") and distributions payable to holders of preferred units. The increase reflects the issuance 864 thousand Units issued in connection with the acquisition of facilities between March 31, 1998 and March 31, 1999, and the issuance of $65 million of preferred units in the fourth quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $27.8 million during the first quarter 1999 as compared to $25.2 million during the same period in 1998. These increases are primarily a result of the significant expansion of our property portfolio. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $8.4 million in the first quarter ending March 31,1999 in the acquisition and improvement of self-storage facilities compared to $58.3 million during the same period 1998. In the first quarter 1999 we received $410 thousand in cash proceeds from the sale of a self-storage facility in New Mexico and accepted an $875 thousand note on the remaining sale price. In addition to acquisitions, we invested $12.7 million in the first quarter 1999 and $8.8 million in the first quarter of 1998 for land held for development and construction of self-storage facilities. There were 33 newly developed facilities and 31 expansions of existing facilities in process with $64.2 million invested at March 31, 1999. The total budget for these facilities is $188.0 million, of which $123.8 million remains to be invested. We also provided financing to franchisees of Franchise during the first quarter 1999 of $7.4 million. We have $69.1 million of loan commitments to franchisees to fund as of March 31, 1999.

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities. The lines of credit bear interest at various spreads over LIBOR. We had net borrowings in the first quarter 1999 of $19.8 million and net borrowings during the same period 1998 of $59.6 million.

Between November 1996 and July 1998, the Partnership issued $600 million of notes payable. The notes are unsecured obligations of the Partnership, and may be redeemed at any time at the option of the Partnership, subject to a premium payment and other terms and conditions. The combined notes carry a weighted average interest rate of 7.37% and were issued at a price to yield a weighted average of 7.42%. The terms of the notes are staggered between seven and thirty years, maturing between 2003 and 2027.

During the first quarter of 1999 two contractual covenants under the $150 million line of credit with Bank One (formerly First National Bank of Chicago) and various other commercial banks were modified. The limit of the ratio of "consolidated total indebtedness to total tangible assets" was increased from no greater than 45% to no greater than 50% and the limit for the ratio of unencumbered assets to consolidated senior unsecured indebtedness was lowered from no less than 2.25x to no less than 2.00x.

Sometimes we acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of our common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At March 31, 1999 we had 3.6 million Units outstanding, of which the following Units were redeemable:

o 82 thousand Units for an amount equal to their fair market value ($2.4 million, based upon a price per Unit of $29.00 at March 31, 1999) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.

o 2.7 million Units for amounts equal to the then fair market value of their Units ($78.9 million, based upon a price per Unit of $29.00 at March 31, 1999) payable by us in cash or, at our option, in shares of our common stock at the initial exchange ratio of one share for each Unit.

We anticipate that the source of funds for any cash redemption of Units will be retained cash flow or proceeds from the future sale of our securities or other indebtedness. We have agreed to register any shares of our common stock issued upon redemption of Units under the Securities Act of 1933.

We expect to finance our long-term external growth strategy primarily through the issuance of debt and equity (common and preferred) securities. At March 31, 1999, we can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depositary shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership.

Through 2000, we have committed to fund approximately $74.9 million of the remaining $123.8 million to be invested to the development and expansion pipeline and committed to provide financing to franchisees for approximately $69.1 million. As a general matter, we utilize our lines of credit as an interim source of funds to acquire and develop self-storage facilities and to provide financing to franchisees. We anticipate repaying the credit lines using longer-term debt or equity when we determine that market conditions are favorable. We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our firm commitments through the end of 1999.

In order to fund our capital requirements in 2000, we are taking the following steps:

o During the first quarter of 1999, we agreed in principle to form a joint venture with a major institutional investor. We plan to sell 32 self-storage facilities for $144 million to the venture, which will be owned 75% by the institutional investor and 25% by us. We will manage the venture and continue to operate all of the venture's assets under the Storage USA brand for a fee. The closing of the transaction is expected to occur by June 15, 1999. The venture plans to obtain $93.6 million of non-recourse secured debt financing at a fixed interest rate of 7.76%. As a result of the debt financing and the investor's 75% equity interest, the sale to the venture will generate approximately $130 million of net proceeds to us. We plan to redeploy the $130 million in a tax-efficient manner with approximately $90 million of the proceeds to be used to acquire facilities and approximately $40 million of the proceeds to be used to pay down the lines of credit.

o We have been actively involved in renegotiating our line of credit facility with a group of commercial banks. We believe that we will be able to increase the borrowing capacity under the facility while modifying existing covenants to allow for full usage of the line of credit.

Assuming the successful closing of the transactions noted above, we believe that we have sufficient capital resources necessary to meet all of our existing firm commitments beyond 1999 and to fund the entire $123.8 million of development and expansion projects we have in our pipeline. If these transactions do not close, then we may need to enter the debt or equity markets in 2000.

We expect to incur approximately $4.0 million for scheduled maintenance and repairs during 1999 and approximately $9.7 million to conform facilities acquired from 1994 to 1998 to our standards of which $0.7 million for scheduled maintenance and $0.3 million for conforming facilities acquired has been incurred to date.

FUNDS FROM OPERATIONS ("FFO")

We believe FFO should be considered in conjunction with net income and cash flows to facilitate a clear understanding of our operating results. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the National Association of Real Estate Investment Trust's definition of FFO. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO per share, we add back only depreciation and amortization of revenue-producing property. As such, Our FFO and FFO per share may not be comparable to other REITs that may add back total depreciation and amortization, which may include, for example depreciation and amortization of office equipment.

The following table illustrates the components of our FFO for the quarter ended March 31, 1999 and 1998:

                                           THREE MONTHS     THREE MONTHS
FUNDS FROM OPERATIONS ATTRIBUTABLE                ENDED            ENDED
TO COMPANY SHAREHOLDERS:                 MARCH 31, 1999    MARCH 31,1998
                                         --------------------------------
Net Income                                       $13,755          $14,438
Loss on Sale of Assets                               578                -
Total Depreciation & Amortization                  8,356            6,568
Less Depreciation of Non-Revenue Producing
  Property                                          (572)            (328)
-------------------------------------------------------------------------
Consolidated FFO                                 $22,117          $20,678
Minority Interest Share of Loss on Sale              (66)               -
Minority Interest Share of Depreciation
  and Amortization                                  (900)            (576)
-------------------------------------------------------------------------

FFO Available to Company Shareholders            $21,151          $20,102
=========================================================================

During the first quarter of 1999, we declared a dividend per share of $0.67, which is an increase of 4.7% over the first quarter 1998 dividend of $0.64. As a qualified REIT, we are required to distribute a substantial portion of our net income as dividends to our shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, our dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.

YEAR 2000 COMPLIANCE

We are carrying out our plan to ensure that all aspects of our Company are Year 2000 ("Y2K") compliant. We have three phases to our Y2K plan. Phase one included determining the scope of the issue, assigning responsible parties and proposing solutions to the issue. This phase was completed in July 1998. Phase two includes researching and testing all of our systems and documenting their Y2K compliance. We have substantially completed this phase and now estimate finishing by the end of July, 1999. The third phase involves implementing the necessary changes, if any, by the end of the third quarter of 1999. We have grouped all of our systems into three categories based on their importance in operating our facilities: critical, moderate and minimal. All critical, moderate and minimal systems have been documented as Y2K compliant with the following exceptions:

o The job costing system that we used in 1997 was not Y2K compliant. However, this system was phased out in the first quarter of 1999 for other reasons. New construction projects are being accounted for on a product that is Y2K compliant.
o The phone system in our Columbia, MD regional office was not Y2K compliant but was replaced in March of 1999 primarily for reasons unrelated to the Y2K issue.
o The gate and security systems at some of our self-storage facilities have not been documented as being Y2K compliant. Once these vendors are surveyed and tested, we are planning on upgrading or replacing all non-compliant gate and security systems that have Y2K issues that will have a material adverse affect the operations of our facilities. The cost of replacement varies by facility and has not yet been determined.

We have solicited our key vendors, including financial institutions, to determine their state of readiness with respect to Y2K issues and are currently following up with vendors who did not reply. Those vendors who are not prepared for the Y2K issues will be replaced.

In the worst case scenario, we expect that we would be required to operate our facilities manually for a limited period of time. This would include operating the gate systems manually and manually tracking customer information. We believe we can operate in this manner for a limited period of time without suffering any material adverse effect on operations. Because there are a limited number of systems that we believe may have Y2K issues, we have restricted our contingency plan to these systems.

Because we have invested in new technology over the past few years, most systems were Y2K compliant at the onset of this plan. Our management has spent time investigating the Y2K matter and other than the cost of this time we have only incurred minor expenses for off-the-shelf software to aid in the testing. The systems we have found not to be compliant are in the process of being replaced for operational reasons not related to the Y2K issue. With the possible exception of the gate and security systems, we do not anticipate incurring any costs outside of personnel time directly related to the Y2K issue but will not know for certain until all systems are documented. As such, with the information currently available, we anticipate that conforming our systems to be Y2K compliant will not have a material impact on our financial position or results of operation.

The preceding discussion is based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modifications and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ materially from those expected.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. We monitor interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our quarterly interest expense would have increased by approximately $58 thousand, based on average outstanding balances during the quarter ending March 31, 1999.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding: (a) anticipated future development, acquisition and expansion activity, (b) the impact of anticipated rental rate increases on our revenue growth, (c) our 1999 anticipated revenues, expenses and returns, (d) future capital requirements, (e) the closing of transactions concerning the joint venture and the amended line of credit described in the section entitled "Liquidity and Capital Resources," (f) sources of capital, and (g) sources of funds for payment of our indebtedness. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The following factors, among others, could cause actual results to differ materially from the forward-looking statements:

o Changes in the economic conditions in the markets in which we operate could negatively impact the financial resources of our customers, impairing our ability to raise rents.
o Certain of our competitors with substantially greater financial resources than us could reduce the number of suitable acquisition opportunities offered to us and increase the price necessary to consummate the acquisition of particular facilities.
o Increased development of new facilities in our markets could result in over-supply and lower rental rates,
o Amounts charged for late fees are subject to review and could change, affecting results of operations,
o  The conditions affecting the bank, debt and equity markets could change.
o The availability of sufficient capital to finance our business plan on satisfactory terms could decrease.
o  Competition could increase.
o Costs related to compliance with laws, including environmental laws could increase.
o  General business and economic conditions could change.
o Other risk factors exist as described in our Annual Report on Form 10-K for the year ended December 31, 1998 and other reports filed from time to time with the Securities and Exchange Commission.

We caution you not to place undue reliance on any such forward looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances. Such statements speak only as of the date that they are made.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK See disclosure in MD&A on page 15


                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

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


                          Dated:         May 17, 1999

                                         Storage USA, Inc.



                          By:            /s/ Christopher P. Marr
                                         ----------------------
                                         Christopher P. Marr
                                         CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL AND ACCOUNTING
                                         OFFICER)