Form 10-Q
period 1999-09-30
STORAGE USA INC
filed 1999-11-15
CIK 912116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]        Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the quarter ended September 30, 1999
                                       or
            Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                        For the transition period from      to

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

 Common Stock,  $.01 par value,  28,042,177  shares  outstanding  at November 1,
1999.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                Storage USA, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (amounts in thousands, except per share data)

                                        Three months  Three months  Nine months    Nine months
                                               ended         ended        ended          Ended
                                       September 30, September 30, September 30, September 30,
                                               1999           1998         1999           1998
                                       ------------  ------------- -------------   -----------
Property Revenues:
Rental income                               $  61,824    $  57,038    $ 182,671    $ 156,898
Other income                                    2,660          702        6,275        3,025
                                            ---------    ---------    ---------    ---------

Total property revenues                        64,484       57,740      188,946      159,923
                                            ---------    ---------    ---------    ---------

Property Expenses:
Cost of property operations & maintenance      15,318       14,647       46,424       39,834
Taxes                                           5,408        4,753       15,684       13,330
General & administrative                        3,500        2,916       11,022        7,513
Depreciation & amortization                     8,674        7,345       26,046       21,037
                                            ---------    ---------    ---------    ---------
Total property expenses                        32,900       29,661       99,176       81,714
                                            ---------    ---------    ---------    ---------
Income from property operations                31,584       28,079       89,770       78,209

Other income (expense):
Interest expense, net                         (10,532)      (9,808)     (31,795)     (26,605)
                                            ---------    ---------    ---------    ---------
Income before minority interest                21,052       18,271       57,975       51,604
  and gain/(loss)

Gain/(Loss) on sale of assets                     481         --            344         (284)
                                            ---------    ---------    ---------    ---------
Income before minority interest                21,533       18,271       58,319       51,320

Minority interest                              (4,078)      (2,280)     (10,576)      (5,586)
                                            ---------    ---------    ---------    ---------
Net income                                  $  17,455    $  15,991    $  47,743    $  45,734
                                            =========    =========    =========    =========
Basic net income per share                  $    0.62    $    0.58    $    1.71    $    1.65
                                            =========    =========    =========    =========
Diluted net income per share                $    0.62    $    0.58    $    1.71    $    1.64
                                            =========    =========    =========    =========





                 See Notes to Consolidated Financial Statements

                                Storage USA, Inc.
                           Consolidated Balance Sheets
                    (amounts in thousands, except share data)

                                                       as of            as of
                                               September 30,      December 31,
                                                        1999             1998
                                               -------------      -----------
                                                (unaudited)
Assets

Investments in storage facilities, at cost:
Land                                              $   426,999    $   429,723
Buildings and equipment                             1,199,604      1,186,492
                                                  -----------    -----------
                                                    1,626,603      1,616,215
Accumulated depreciation                              (86,222)       (73,496)
                                                  -----------    -----------
                                                    1,540,381      1,542,719

Cash & cash equivalents                                 1,672          2,823
Advances and investments in real estate               125,185        112,163
Other assets                                           94,143         47,922
                                                  -----------    -----------
     Total assets                                 $ 1,761,381    $ 1,705,627
                                                  -----------    -----------

Liabilities & shareholders' equity
Notes payable                                     $   600,000    $   600,000
Line of credit borrowings                              87,316         70,762
Mortgage notes payable                                 70,731         78,737
Other borrowings                                       42,009         47,625
Accounts payable & accrued expenses                    31,542         22,658
Dividends payable                                      18,787         17,758
Rents received in advance                              11,723         10,332
Other liabilities                                      43,650           --
                                                  -----------    -----------
     Total liabilities                                905,758        847,872
                                                  -----------    -----------
Minority interests:
Preferred units                                        65,000         65,000
Common units                                           91,498         94,213
                                                  -----------    -----------

     Total minority interests                         156,498        159,213
                                                  -----------    -----------

Commitments and contingencies

Shareholders' equity:
Common stock $.01 par value, 150,000,000 shares
 authorized, 28,040,440 and 27,727,560
 shares issued and outstanding                            280            277
Paid-in capital                                       758,417        749,093
Notes receivable - officers                           (11,443)       (11,389)
Deferred compensation                                    (201)          --
Accumulated deficit                                   (15,831)       (15,831)
Distributions in excess of net income                 (32,097)       (23,608)
                                                  -----------    -----------
     Total shareholders' equity                       699,125        698,542
                                                  -----------    -----------
     Total liabilities & shareholders' equity     $ 1,761,381    $ 1,705,627
                                                  -----------    -----------

                 See Notes to Consolidated Financial Statements

                                Storage USA, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (amounts in thousands)

                                                                  Nine months ended      Nine months ended
                                                                 September 30, 1999     September 30, 1998
                                                               ---------------------  ---------------------
Operating activities:
Net income                                                              $  47,743               $  45,734


Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                         26,046                  21,037
     Minority interest                                                     10,576                   5,586
     Loss on exchange of self-storage facilities                             (344)                    284
     Changes in assets and liabilities:
          Other assets                                                    (15,150)                (20,510)
          Other liabilities                                                10,914                  19,410
                                                                        ---------               ---------
Net cash provided by operating activities                                  79,785                  71,541
                                                                        ---------               ---------

Investing activities:
Acquisition and improvements of storage facilities                        (83,317)               (182,545)
Proceeds from sale/exchange of storage facilities                         140,799                   3,121
Development of storage facilities                                         (48,169)                (43,926)
Change in restricted escrow funds                                         (26,109)                      0
Advances and investments in real estate                                   (26,980)                (69,177)
Proceeds from liquidation of advances and  investments in  real estate     20,769                   7,747
                                                                        ---------               ---------
Net cash used in investing activities                                     (23,007)               (284,780)
                                                                        ---------               ---------

Financing activities:
Net borrowings under line of credit                                        16,554                  55,169
Mortgage principal payments/payoffs                                        (3,713)                 (3,121)
Mortgage principal borrowings                                                --                       145
Other borrowings principal payments/payoffs                                (6,131)                   --
Cash dividends                                                            (55,175)                (35,437)
Preferred unit dividends                                                   (3,894)                   --
Proceeds from issuance of notes payable                                      --                   198,311
Payments on notes receivable                                                   91                   3,062
Distribution to minority interests                                         (7,310)                 (4,315)
Other financing transactions, net                                           1,649                   1,122
                                                                        ---------               ---------
Net cash (used in)/provided by financing activities                       (57,929)                214,936
                                                                        ---------               ---------

Net (decrease)/increase in cash and equivalents                            (1,151)                  1,697
Cash and equivalents, beginning of period                                   2,823                   1,172
                                                                        ---------               ---------
Cash and equivalents, end of period                                     $   1,672               $   2,869
                                                                        ---------               ---------

Supplemental schedule of non-cash activities:
 Equity share of joint venture received for disposition of assets           5,900                    --
 Common Stock issued in exchange for notes receivable                        --                     1,997
 Shares issued to Directors                                                   160                     132
 Mortgages assumed on storage facilities acquired                            --                    28,135
 Note received in consideration for facility sold                             875                    --
 Storage facilities acquired in exchange for Partnership Units              4,238                  33,962
 Storage facilities acquired in exchange for deferred Partnership
    Unit agreement                                                          1,000                  10,785
 Storage facilities acquired in exchange for unsecured notes                 --                    12,769
 Storage facilities acquired through capital lease                           --                    23,889
 Restricted stock issued                                                      246                    --
 Partnership Units exchanged for shares of common stock                     7,276                     211
 Exchange of storage facilities (net)                                        (344)                    284
 Minority interest in acquired facility                                      --                        45
                                                                        ---------               ---------


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
             (amounts in thousands, except share and per share data)


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

2.       Organization

         Storage USA, Inc. (the "Company") a Tennessee corporation, was formed in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. On March 23, 1994, the Company completed an initial public offering (the "IPO") of 6,325,000 shares of common stock at $21.75 per share. The Company is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At September 30, 1999 and December 31, 1998, respectively, the Company owned approximately 88.5% and 88.7% of the partnership interest in the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its 97.5% share of the profit or loss of Franchise in Other Income.

3.       Reclassifications

         Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1999
                  (amounts in thousands, except per share data)


4.       Investment in Storage Facilities

         The following table summarizes the activity in storage facilities during the period:

Cost:
      Balance on January 1, 1999           $ 1,616,215
      Property acquisitions                     65,555
      Investment in development                 48,145
      Disposition of property                 (113,203)
      Improvements and other                     9,891
                                           ------------
      Balance on September 30, 1999        $ 1,626,603
                                           ------------

 Accumulated Depreciation:
      Balance on January 1, 1999            $   73,496
      Additions during the period               24,962
      Disposition of property                  (12,236)
                                           ------------
      Balance on September 30, 1999         $   86,222
                                           ------------


         Construction in process of $70,530 at September 30, 1999 and $65,716 at December 31, 1998 is included in investment in storage facilities.

         During the nine months ended September 30, 1999, the Company acquired 13 properties for $65.6 million and disposed of 37 properties, including the 32 properties associated with the joint venture transaction described in note 5.

         The following pro forma combined results of operations of the Company for the nine months ended September 30, 1999 has been prepared assuming that the acquisition of the thirteen properties and the dispositions of the 37 properties transacted during the same nine month period had been completed as of January 1, 1999. The unaudited combined financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of the period, nor does it purport to represent the results of operations of future periods.

                                      Pro forma for the
                                      Nine months ended
                                     September 30, 1999
                                ------------------------

Revenues                                      $ 184,857
Net income                                    $  46,438
Basic net income per share                    $    1.66
Diluted net income per share                  $    1.66


5.       Investment in Joint Ventures

         On June 7, 1999, the Company formed a joint venture (the "Joint Venture") with a major institutional investor, Fidelity Management Trust Company ("Fidelity"). In accordance with the agreement, the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1999
                  (amounts in thousands, except per share data)


         Company contributed 32 self-storage facilities for total consideration of $144,000, which included $131,000 in cash proceeds and a 25%
         interest in the joint venture. Fidelity owns the remaining 75% interest. The self-storage facilities had a book value of $91,216. The Company manages the Joint Venture and continues to operate all of the Joint Venture's assets under the Storage USA brand for a fee. In order to facilitate tax-free exchanges of facilities, $90,290 of the proceeds was placed in escrow. As of September 30, 1999, $26,124 of these proceeds remained in escrow and is included in other assets. A $43,670 gain on the transaction was deferred and is included in other liabilities, until such time the Company disposes of its interest in the Joint Venture. The Company's $5,900 investment in the Joint Venture is included in advances and investments in real estate and its proportionate share of the earnings of the Joint Venture are recognized in other income.



6.       Other Assets

                                                          As of           As of
                                                  September 30,    December 31,
                                                           1999            1998
                                                --------------------------------

Restricted cash - escrow accounts                     $  26,878        $      -
Deposits                                                  5,453           5,048
Deferred costs of issuances of
     unsecured notes                                      6,165           7,533
Accounts receivable                                       5,006           4,769
Mortgages receivable                                      7,194           3,624
Notes and other receivables                              16,017          13,779
Other intangible                                          4,332           3,162
Other                                                    23,098          10,007
                                                --------------------------------
     Total Other Assets                               $  94,143       $  47,922
                                                --------------------------------


7.       Lines of credit, Mortgages payable, and Other borrowings

         The Company can borrow under a $200,000 line of credit with a group of commercial banks and under a $40,000 line of credit with a commercial bank. The lines bear interest at various spreads of LIBOR. The following table lists additional information about the lines of credit.

                                                          As of
         Line of Credit Borrowings                September 30, 1999
         ------------------------------------------------------------
         Total lines of credit                           $   240,000
         Borrowings outstanding                          $    87,316
         Weighted average daily interest
             rate year-to-date                                 6.63%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1999
                  (amounts in thousands, except per share data)


         The Company from time to time assumes mortgages on facilities acquired. The following table provides information about the mortgages:


         Mortgage Notes Payable
         as of September 30, 1999                                                                    Average
                                                                               Interest Rate   Interest Rate
                                           Face Amount    Maturity Range               Range    Year-to-Date
                                         --------------------------------------------------------------------
         Fixed rate                            $   58,609          2004-2016       6.5%-11.5%           9.97%
         Variable rate                              5,359          2007-2016        7.4%-9.0%           8.20%
                                               -----------                                        -----------
                                                   63,968                                               9.76%
         Premiums                                   6,763
                                               -----------
         Mortgage notes payable                  $ 70,731


         The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.

         Other Borrowings
         as of September 30, 1999
         ----------------------------------------------------------------------------------------
                                             Face Amount         Carry Value      Imputed Rate
         ----------------------------------------------------------------------------------------
         Non-interest bearing notes                $    9,150         $   8,213            7.50%
         Deferred units                                12,000            10,065            7.50%
         Capital Leases                                     -            23,731            7.50%
                                         --------------------------------------------------------
                                                                     $   42,009


         During the nine months ended September 30, 1999, total interest paid on all debt was $40,593 and total interest capitalized for construction costs was $3,086.


8.       Other Income

         Other income for the three months and nine months ended September 30, 1999 and 1998 consisted primarily of revenue from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards), revenue for the management of facilities owned by third parties, and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:

                                                  Three months      Three months        Nine months       Nine months
                                                         ended             ended              ended             ended
                                                  September 30,    September 30,      September 30,     September 30,
                                                          1999              1998               1999              1998
                                            --------------------------------------------------------------------------
Facility specific revenue                             $    997           $   841             $ 2,953           $ 2,225
Management fees                                            637               286               1,355               788
Share of net income of equity investments                1,026              (425)              1,967                12
                                            ==========================================================================
Total other income                                    $  2,660           $   702             $ 6,275           $ 3,025
                                            ==========================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1999
                  (amounts in thousands, except per share data)


9.       Income per Share

         Basic and diluted income per share is calculated as presented in the following table:


                                                       Three months ended September 30,       Nine months ended September 30,
                                                             1999               1998               1999               1998
                                                    ----------------------------------------------------------------------------
  Basic net income per share:
      Net income                                          $    17,455        $     15,991        $    47,743       $     45,734
      Basic weighted average
        common shares outstanding                              28,011              27,707             27,925             27,695
      --------------------------------------------------------------------------------------------------------------------------
      Basic net income per share                          $      0.62        $       0.58        $      1.71       $       1.65

  Diluted net income per share:
      Net income                                          $    17,455        $     15,991        $    47,743       $     45,734
      Minority interest relating to limited
        partners of the Partnership                             2,249               2,114              6,182              5,555
                                                    ----------------------------------------------------------------------------
      Net income before minority interest relating
        to limited partners of the Partnership            $    19,704        $     18,105        $    53,925       $     51,289

      Basic weighted average
        common shares outstanding                              28,011              27,707             27,925             27,695
      Weighted average Partnership Units
        outstanding
                                                                3,683               3,645              3,653              3,339
      Dilutive effect of stock options                             47                  94                 68                125
                                                    ----------------------------------------------------------------------------
      Diluted weighted average common shares
        and partnership units outstanding                      31,741              31,446             31,646             31,159
                                                    ----------------------------------------------------------------------------
      Diluted net income per share                        $      0.62         $      0.58        $      1.71       $       1.64



10.      Interest Expense, net


                                          Three months ended September 30,      Nine months ended September 30,
                                               1999               1998               1999                1998
                                  ----------------------------------------------------------------------------
         Interest expense                $   14,017         $   12,363         $   41,582          $   32,105
         Interest income                     (3,485)            (2,555)            (9,787)             (5,500)
                                  ============================================================================
         Interest expense, net           $   10,532          $   9,808         $   31,795          $   26,605
                                  ============================================================================

11.      Commitments

         As of September 30, 1999, the Company is committed to advance an additional $51,580 to franchisees of Franchise for the construction of self-storage facilities. These advances are collateralized by the facility. The Company is a limited guarantor on $7,830 of loan commitments made by third party lenders to franchisees of Franchise, of which $7,714 has been funded at September 30, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                               September 30, 1999
                  (amounts in thousands, except per share data)




12.      Subsequent Events

         From September 30, 1999 to November 5, 1999, the Company completed the acquisition of three self-storage facilities for approximately $26.4 million. All three were Storage USA franchised facilities. Two of the facilities were open and operating, while the third was under construction. These acquisitions were financed primarily through the escrow proceeds from the joint venture transaction described in Note 5. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $10.9 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter. Should these contracts be terminated, the costs incurred by the Company would not be material. The sale of another facility also occurred subsequent to the end of the quarter, for approximately $2.6 million.

13.      Legal Proceedings

         On July 22, 1999, a purported class action was filed against the Company in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., Case No. 201546V, seeking recovery of certain late fees paid by Company tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses, and believes that it has defenses to the claims in this suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set. While the ultimate resolution of this suit cannot currently be determined, management believes that the loss or liability, if any, resulting from this suit will not have a material adverse effect on its financial position. However, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.

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


Internal Growth

The following table compares Same-Store Facilities for the quarter (312 properties owned since July 1, 1998) and for the first nine months of 1999 (274 properties owned since January 31, 1998). Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.


                                     --------------------------------------------------------------------------------------------
                                              Quarter Ended September 30,                 Nine Months Ended September 30,
                                     --------------------------------------------------------------------------------------------
Same-Store Results                        1999             1998         Growth %        1999             1998         Growth %
---------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except occupancy
and per square foot figures)

Revenues                                     $49,036           $46,480       5.50%        $122,600         $116,135        5.60%
Operating Expenses                             8,160             8,181      (0.30%)         20,879           20,469        2.00%
Property Tax & Other                           4,883             5,321      (8.20%)         12,801           13,598       (5.90%)
                                     --------------------------------------------------------------------------------------------
Total Expenses                                13,043            13,502      (3.40%)         33,680           34,067       (1.10%)
                                     --------------------------------------------------------------------------------------------
NOI                                          $35,993           $32,978       9.10%         $88,920          $82,068        8.30%
                                     --------------------------------------------------------------------------------------------

Physical Occupancy                              88.2%             88.7%     (0.60%)           86.7%            87.1%      (0.50%)

Scheduled Rent per Square Foot                $11.06            $10.41       6.20%          $10.83           $10.18        6.40%

Realized Rent per Square Foot                 $10.08             $9.53       5.80%           $9.74            $9.20        5.90%


o Our Same-Store Facilities achieved 9.1% NOI growth in the third quarter of 1999 as compared to the same quarter in 1998. The growth resulted from revenue increases of 5.5% combined with a reduction in expenses of 3.4%. For the nine months ended September 30, 1999, same-store NOI grew 8.3%, due to a combination of revenue increases, 5.6%, and an expense reduction 1.1%.
o The revenue increase of 5.5% for the quarter and 5.6% for the first nine months was driven by an increase in scheduled rent per square foot of 6.2% for the quarter and 6.4% for the first nine months, each partially offset by a decrease in physical occupancy and higher discounting activity than prior periods.
o Our operating expenses shrank 0.3% from the third quarter of 1998, but showed an increase of 2.0% over the first nine months of 1998. Meanwhile, property tax and other expenses decreased 8.2% over the third quarter of 1998 and 5.9% over the first nine months of 1998, due primarily to significant reductions in insurance costs.

The following table lists changes in the 10 largest same-store markets on a rent per square foot basis and occupied square feet basis and the resulting change in net rental income for the third quarter of 1999 and the nine months ended September 30, 1999 over the corresponding periods in 1998.

                                                             % of       Change in Net Rental      % Change in         % Change in
                                                  # of     YTD same-         Income (1)        Realized RPSF (2)    Occupied sq. ft.
Market                                          Facilities store NOI       YTD        QTD        YTD        QTD      YTD       QTD
------------------------------------------------------------------------------------------------------------------------------------
Los Angeles-Riverside-Orange County, CA            44       20.4%        11.7%       12.0%       8.8%      8.9%      2.6%      2.8%
Washington-Baltimore, DC-MD-VA-WV                  16       10.0%         5.2%        6.4%       5.9%      6.6%     -0.6%     -0.1%
New York-N. New Jersey-Long Island, NY             13        8.4%         2.8%        4.0%       3.5%      4.8%     -0.7%     -0.8%
Miami-Fort Lauderdale, FL                          14        7.6%         3.8%        3.5%       5.6%      5.8%     -1.7%     -2.2%
San Francisco-Oakland-San Jose, CA                  8        4.1%         2.6%        1.1%       8.1%      6.9%     -5.2%     -5.4%
Philadelphia-WILM-Atlantic City, PA-NJ             11        3.8%         8.1%        7.3%       5.4%      5.4%      2.6%      1.8%
Phoenix,-Mesa, AZ                                  13        3.7%         5.4%        6.0%       5.6%      7.0%     -0.2%     -0.9%
San Diego, CA                                       6        3.2%        12.0%        9.6%      11.3%     10.3%      0.6%     -0.6%
Nashville, TN                                       8        2.9%        -1.5%       -0.8%       2.2%      2.0%     -3.6%     -1.0%
Dallas-Forth Worth, TX                              6        2.6%         4.2%       -1.2%       6.8%      1.6%     -2.5%     -2.8%

(1) The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.
(2)   Rent per square foot.


During the nine months ended September 30, 1999, we also continued to make progress on a number of strategic initiatives aimed at reaching new self-storage customers:

1. The implementation of our national reservation center was completed in the third quarter of 1999. We now have full national coverage of all of our facilities. Rollover calls nationwide are now forwarded to the Memphis reservation center, where knowledgeable Storage USA employees can supply potential customers with facility information and reserve storage units.
2. On September 27, 1999, we announced that we closed on our strategic alliance with Budget Group Inc. This strategic alliance includes:
o        A multi-year  joint venture  between  affiliates of Budget Group,  Inc.
         ("Budget") and Storage USA Franchise Corp., owned 50/50, for the purpose of franchising and converting existing self-storage facilities and franchising new facilities under the combined "Budget" and "Storage USA" brands, which may be terminated by either party for any reason after three years by exercising a buy-sell option, or earlier for other reasons, such as an event of a default by either party.
o Our access, during the term of the joint venture, to pre-qualified, self-storage customer leads from the Budget and Ryder national reservation centers, which will transfer calls to Storage USA's national reservation center. Budget will have access to pre-qualified leads for truck rental by transfer to its national reservation center.
o We are a primary truck rental partner with Budget Truck Rental and Ryder TRS and will limit our truck rental relationships to Budget Truck Rental and Ryder TRS.
o We will change our signs to reflect the new relationship with Budget on approximately 140 company-owned facilities in California, Texas, and Indiana on an agreed schedule over the next 12 to 18 months. These markets were chosen as they reflect areas where both Storage USA and Budget have prominence.
     In early May, reservation agents at Budget's national reservation center in Carrollton, Texas began referring truck rental customers with a stated interest in self-storage to our national reservation center. During the third quarter, we started receiving such referrals from Ryder, also. A program for placing Budget/Ryder truck dealerships at our facilities is in process and, by the end of the year 2000, we expect to have about 75% of our facilities equipped with full Budget dealerships.

External Growth

Acquisitions

During the second quarter of 1999, we formed a joint venture with Fidelity Management Trust Company (the "Venture"), to raise capital. We contributed 32 self-storage facilities with a total value of $144 million to the Venture in return for $131 million in cash and a 25% interest in the joint venture. Fidelity holds the remaining 75% interest. We manage the Venture and operate all of the Venture's assets under the Storage USA brand for a fee. We planned to use approximately $90 million of these proceeds to acquire in tax-free exchanges new self-storage facilities that have greater potential for growth than the facilities that were disposed. As of September 30, 1999, $64 million of the $90 million had been used for this purpose, with additional property acquisitions identified for the remaining $26 million. The following table shows the facilities acquired during the first three quarters of 1999:



                              Number of         Total          Net Rentable
Quarter ended                 Facilities      Investment       Square Feet
-------------------------------------------------------------------------------
(amounts in thousands except number of facilities)
March 31, 1999                           1           $2,673                 70
June 30, 1999                            7           43,896                506
September 30, 1999                       5           18,986                376
                            ===================================================
   Total year-to-date                   13          $65,555                952
                            ===================================================


Three of the five properties acquired in the third quarter of 1999 were former Storage USA franchised facilities, located in Massachusetts, Alabama and Florida. These properties accounted for 186 thousand square feet and a total investment of $8.5 million. The remaining two acquisitions were in Tennessee and Southern California, and made up the remaining square footage, 190 thousand, and total investment, $10.5 million.

Four of the seven properties acquired in the second quarter were purchased from unaffiliated parties, and were located in the metro New York area; the other three were former franchise facilities, located in the Dallas area. We also acquired the minority interest in one joint venture facility for approximately $2 million in the second quarter. The lone first quarter acquisition was a formerly franchised Tennessee facility.

From  September  30,  1999 to  November  5,  1999,  the  Company  completed  the acquisition of three self-storage facilities for approximately $26.4 million. All three were Storage USA franchised facilities. Two of the facilities were open and operating, while the third was under construction. These acquisitions were financed primarily through the escrow proceeds from the joint venture transaction described in Note 5. The Company has also entered into various property acquisition contracts with an aggregate cost of approximately $10.9 million. These acquisitions are subject to customary conditions to closing, including satisfactory due diligence, and should close during the fourth quarter. Should these contracts be terminated, the costs incurred by the Company would not be material.

Based upon current conditions, we do not anticipate acquiring a significant number of facilities in the remainder of 1999 beyond those to be acquired with proceeds from the Venture. For more details on the Venture see the "Liquidity and Capital Resources" section.

New Development and Expansion

The following newly developed and expanded facilities were opened in the first three quarters of 1999:

                            ---------------------------------------------------------------------------------------
                                               Developments                               Expansions
                            ---------------------------------------------------------------------------------------
                              Number of                     Net Rentable     Number of                 Net Rentable
Quarter ended                 Facilities      Investment    Square Feet      Facilities    Investment  Square Feet
-------------------------------------------------------------------------------------------------------------------
(amounts in thousands except
 number of facilities)
March 31, 1999                     -                -               -            5         $5,466           129
June 30, 1999                      5          $20,890             379            3          2,791            65
September 30, 1999                 2            9,225             146            4          4,885            85
                            =======================================================================================
Total year-to-date                 7          $30,115             525           12        $13,142           279
                            =======================================================================================


The following chart details our development and expansion projects under construction or in construction planning as of September 30, 1999:


                                     # of         Square       Expected     Investment      Remaining
                                     Prop.        feet       Investment        to Date     Investment
                                  --------------------------------------------------------------------
(amounts in thousands except for number of facilities)
Total development in process             26         2,026    $  137,129      $  48,988     $   88,141
Total expansions in process              31           614    $   31,701      $  11,859     $   19,842
                                  ====================================================================
Total                                    57         2,640    $  168,830      $  60,847     $  107,983
                                  ====================================================================


The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.

                  ------------------------------------------------------------------------------------------------------
                   4th Qtr 99    1st Qtr 00     2nd Qtr 00    3rd Qtr 00     4th Qtr 00     Thereafter       Total
                  ------------------------------------------------------------------------------------------------------
(amounts in thousands)
Development           $  12,830     $  26,879     $   25,517     $  13,975  $  16,569      $   41,359     $  137,129
Expansions                4,907         9,110          2,225         3,123      3,409           8,927         31,701
                  ------------------------------------------------------------------------------------------------------
Total                 $  17,737     $  35,989     $   27,742     $  17,098  $  19,978      $   50,286     $  168,830
                  ======================================================================================================



Franchising

During the third quarter of 1999, Storage USA Franchise Corp. opened three new facilities, increasing the year to date total of newly opened facilities to sixteen. During the first nine months of 1999, eleven franchised facilities were sold by franchisees, seven to us and four to third parties, and three contracts were terminated, bringing the total number of franchised facilities, open and operating, to 42 as of September 30, 1999.

We have an equity interest in some of the franchised facilities, typically ranging from 40% to 45%. We receive these equity interests in partial payment for our extension of credit in the form of a construction loan to the franchisee. The following table presents the status of our franchising program as of September 30, 1999 and notes both those projects in which we have and those in which we do not have an equity interest.

                                             With        Without
                                           Equity         Equity
                                    Participation  Participation          Total
--------------------------------------------------------------------------------
Open and Operating                             31             11             42
In Construction                                10             11             21
In Design                                       8              6             14
--------------------------------------------------------------------------------
Total                                          49             28             77
--------------------------------------------------------------------------------


Results of Operations

The following table reflects the profit and loss statement for the quarter and the nine months ended September 30, 1999 and September 30, 1998 based on a percentage of total revenues and is used in the discussion that follows:


                                                Three Months Ended September 30,           Nine Months Ended September 30,
                                                  1999                  1998                  1999                  1998
-------------------------------------------------------------------------------------------------------------------------
Revenue
Rental Income                                    91.0%                 94.6%                 91.9%                 94.8%
Other Income                                      3.9%                  1.2%                  3.2%                  1.8%
Interest Income                                   5.1%                  4.2%                  4.9%                  3.3%
-------------------------------------------------------------------------------------------------------------------------
Total Income                                    100.0%                100.0%                100.0%                100.0%

Expenses
Property Operations                              22.5%                 24.3%                 23.4%                 24.1%
Taxes                                             8.0%                  7.9%                  7.9%                  8.1%
General and Administrative                        5.1%                  4.8%                  5.5%                  4.5%



Rental income increased $4.8 million, or 8.4% in the quarter ended September 30, 1999 and $25.8 million, or 16.4% for the nine months ended September 30, 1999 compared to the same periods in 1998. This increase is primarily a result of recognizing a full year of rental income on the 1998 acquisitions and our internal growth, as outlined in the section entitled, "Internal Growth." The primary contributors to rental income growth are summarized in the table below.


Rental Income Growth in 1999 over 1998 for
comparable periods ended September 30              Quarter  Year-to-Date
----------------------------------------------------------------------------

1998 acquisitions                                     $5,643       $22,363
Same-store facilities                                  2,344         6,356
1999 acquisitions                                      3,005         3,475


The remainder of the rental income growth, quarterly and year to date, is attributed to newly developed and expanded facilities offset by the sale of facilities to the Venture discussed in the section entitled "External Growth-Acquisitions". The majority of the Same-Store Facilities' revenue growth for the quarter was provided by an approximate 5.8% increase in realized rent per square foot, from $9.53 per square foot in the third quarter of 1998 to $10.08 for the same period in 1999. Physical occupancy during this period declined slightly, from 88.7% in 1998 to 88.2% in 1999. For the nine months ended September 30, a Realized Rent per Square Foot increase of 5.9%, from $9.20 to $9.74, contributed to the bulk of the same-store rental income growth, with occupancy again experiencing a small decrease, from 87.1% in 1998 to 86.7% this year.

We have reevaluated the amounts that we charge our customers for late fees and expect to reduce them. We cannot currently determine the amount by which any reductions will reduce our revenue in future periods for a number of reasons, including the fact that our late fee charges vary across the country, they varied at facilities we acquired and facility managers have the discretion to waive late fees. However, the fee change could reduce revenues in 2000 by as much as $5 million. We expect that any revenue reduction may be offset, in part by increased rents, increased late fee collection efforts, and continued efficiencies in our operating margins, but are not yet able to estimate the net effect of these items. The change in fees is expected to become effective in the first quarter of 2000. You should refer to the discussions under "Legal Proceedings" and "Forward-Looking Statements and Risk Factors" for additional information relevant to our late fee charges.


Other income grew $1.9 million in the third quarter of 1999 over the same period in 1998, and $3.3 million for the nine months ended September 30, 1999 versus the same nine months in 1998. Other income consisted primarily of revenue from facility-specific activities (rental of floor and storage space for locks and packaging materials, truck rentals and ground rents for cellular telephone antenna towers and billboards), revenue for the management of facilities owned by third parties, and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:


                                                  Three months      Three months        Nine months       Nine months
                                                         ended             ended              ended             ended
                                                 September 30,     September 30,      September 30,     September 30,
                                                         1999               1998               1999              1998
                                            --------------------------------------------------------------------------
Facility specific revenue                            $     997           $   841         $    2,953        $    2,225
Management fees                                            637               286              1,355               788
Share of net income of equity investments                1,026              (425)             1,967                12
                                            ==========================================================================
Total other income                                   $   2,660           $  702          $    6,275        $     3,025
                                            ==========================================================================


As a percentage of revenues, cost of property operations and maintenance decreased from the third quarter of 1998 to 1999, 24.3% to 22.5%, and for the nine months ended September 30, 1998 to 1999, 24.1% to 23.4%. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth, as evidenced here.

Tax expense as a percentage of revenues was 8.0% for the third quarter of 1999 and 7.9% for the nine months ended September 30, 1999 compared to 7.9% and 8.1% for the same periods in 1998. Tax expense as a percentage of revenues trends down as a result of Same-Store Facility revenue growth outpacing tax expense growth. This trend was offset in the third quarter of 1999 by a reserve of $270 thousand being recorded for the expense associated with a recently-enacted Tennessee law that subjects limited partnerships and limited liability corporations to the Tennessee Excise and Franchise taxes.

General and administrative expenses ("G&A") as a percentage of revenues increased from 4.8% in the third quarter of 1998 to 5.1% for the same period of 1999. This was indicative of a G&A expense increase from $2.9 to $3.5 million between the two periods. For the nine months ended September 30, 1999 G&A expenses as a percentage of revenues increased from 4.5% to 5.5% from 1998 to 1999, reflecting a dollar increase from $7.5 million to $11.0 million. This growth in G&A is a result of the expansion throughout 1998 of our administrative, marketing, acquisition and development, management information systems, human resources, and legal departments.

Depreciation and amortization expense increased from $7.3 million in the third quarter of 1998 to $8.7 million for the same period in 1999, and from $21.0 million to $26.0 million for the nine months ended September 30, 1998 to the like period in 1999. This was due to our acquisition and development of approximately $151 million in depreciable assets since September 30, 1998 partially offset by the sale of $115 million of depreciable assets in 1999, mostly to form the Venture discussed in the section entitled "External Growth-Acquisitions."
                                       16

Interest expense increased from $12.3 million in the third quarter 1998 to $14.0 million during the same period 1999. For the nine months ended June 30, 1999 the expense rose from 1998 to 1999, from $32.1 million to $41.6 million. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest.


                                      Three months ended September 30,                 Nine months ended September 30,
                                      1999                       1998                    1999                  1998
                                  -------------------------------------------  ----------------------------------------------
                                                   W/A                    W/A                    W/A                    W/A
                                        W/A   Interest         W/A   Interest          W/A  Interest         W/A   Interest
Debt                              Borrowing       Rate   Borrowing       Rate    Borrowing      Rate   Borrowing       Rate
----------------------------------------------------------------------------------------------------------------------------
Notes payable                     $ 600,000      7.37%    $600,000      7.37%    $ 600,000     7.37%    $466,667      7.42%
Lines of credit                      85,508      6.51%      48,200      6.85%       92,963     6.24%      78,300      6.81%
Mortgages payable                    64,114      9.76%      54,900      9.75%       65,885     9.76%      50,100      9.72%
Leases & other borrowings            47,126      7.50%       9,600      7.50%       47,486     7.50%       3,200      7.50%


                                   Three months ended September 30,     Nine months ended September 30,
                                          1999              1998               1999             1998
                            -------------------------------------------------------------------------
Capitalized interest                       925               978              3,086            2,420


Interest expense will continue to rise in 1999 as the $200 million of notes payable issued in mid-1998 will be outstanding for the entire year and additional borrowings on our lines of credit may occur in the remainder of the year.

Interest income grew to $3.5 million in the third quarter of 1999 from $2.6 million during the same period in 1998. Likewise, interest income increased to $9.8 million for the nine months ended September 30, 1999 from $5.5 million in the corresponding period in 1998. Approximately $749 thousand of the third quarter increase, and $3.2 million of the year to date increase, is due to the interest earned on advances from us to Franchisees of Storage USA Franchise Corp. We expect that this income will continue to grow as we make further advances under this program. The remainder of the increase is from interest earned on amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits and escrowed funds.

The facilities that were sold to the joint venture discussed in the section entitled "External Growth - Acquisitions" for $144 million produced a $43 million deferred gain, which is recorded in the other liabilities section of our balance sheet. No gain can be recognized for so long as we retain a 25% interest in the Venture. Only a sale to an unrelated third party would allow us to recognize the gain. In addition to the properties sold to the Venture, we sold five facilities during the nine months ended September 30, 1999, resulting in a $616 thousand gain. Other asset dispositions during the year reduced the total gain to $344 thousand as of September 30, 1999.

Minority interest expense represents the portion of income allocable to holders of limited partnership interest in the Partnership ("Units") and distributions payable to holders of preferred units. The increase from 1998 to 1999, $1.8 million for the quarter and $4.9 million for the first nine months, is primarily the result of the issuance of $65 million of preferred units in the fourth quarter of 1998. 163 thousand Units were also issued in connection with the acquisition of facilities between September 30, 1998 and September 30, 1999.


Liquidity and Capital Resources

Cash provided by operating activities was $79.8 million during the nine months ended September 30, 1999 as compared to $71.5 million during the same period in 1998. These increases are primarily a result of the significant expansion of our property portfolio. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

In the nine months ended September 30, 1999, we received $140.8 million in proceeds from the sale of self-storage facilities, including those 32 facilities involved in the joint venture transaction described in the section entitled "External Growth Acquisitions." In order to redeploy these proceeds in a tax efficient manner, $95.3 million of the total proceeds were placed in escrow accounts. These proceeds were to be used to acquire additional properties and development land parcels in tax-free exchanges. As of September 30, 1999, $69.1 million of these funds had been used for that purpose.

We invested a total of $87.4 million in the first nine months of 1999 in the acquisition and improvement of self-storage facilities compared to $182.5 million during the same period 1998. These acquisitions and improvements were financed through $83.3 million cash, $60.9 million from the escrow account described above and $4.2 million in Units.

In addition to acquisitions, we invested $48.2 million in the first nine months of 1999 and $43.9 million in the first nine months of 1998 for land held for development and construction of self-storage facilities. Of the $48.2 million invested in 1999, $40.0 was in cash, and the remaining $8.2 million reflected purchase of development land parcels through the escrowed funds described above. There were 26 newly developed facilities and 31 expansions of existing facilities in process with $60.8 million invested at September 30, 1999. The total budget for these facilities is $168.8 million, of which $108.0 million remains to be invested. We also provided $27.0 million in financing to franchisees of Storage USA Franchise Corp. during the nine months ended September 30, 1999. Proceeds were also received from certain franchisees, as six repaid their loans during the period, generating $20.8 million in cash. We have $51.6 million of loan commitments to other franchisees to fund as of September 30, 1999.

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

Sometimes we acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of our common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At September 30, 1999 we had 3.7 million Units outstanding, of which the following Units were redeemable:

o 82 thousand Units for an amount equal to the fair market value ($2.2 million, based upon a price per Unit of $27.50 at September 30, 1999) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.
o 3.6 million Units for amounts equal to the fair market value ($99.2 million, based upon a price per Unit of $27.50 at September 30, 1999) payable by us in cash or, at our option, in shares of our common stock at the initial exchange ratio of one share for each Unit.

We anticipate that the source of funds for any cash redemption of Units will be retained cash flow or proceeds from the future sale of our securities or other indebtedness. We have agreed to register any shares of our common stock issued upon redemption of Units under the Securities Act of 1933.

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At September 30, 1999, we can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depositary shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. The lines of credit bear interest at various spreads over LIBOR. We had net borrowings in the nine months ended September 30, 1999 of $16.6 million. For the same period in 1998, net borrowings totaled $55.2 million. Borrowings would have been greater in 1999 if we had not used $39.4 million of the proceeds received from the joint venture described in the section entitled "External Growth - Acquisitions" to reduce those lines of credit in the second quarter. Also, on May 26, 1999, we closed on a $200 million unsecured revolving credit line with a group of commercial banks, representing a $50 million increase from the previous line of credit. The line bears interest at a spread of 120 basis points over LIBOR based on our current debt rating. The maturity was extended to March 31, 2002, and existing covenants were modified.

We have committed to fund approximately $58.9 million of the remaining $108.0 million to be invested in the development and expansion pipeline and committed to provide financing to franchisees for approximately $51.6 million. We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our firm commitments.

We expect to incur approximately $3.9 million for scheduled maintenance and repairs during 1999 and approximately $2.3 million to conform facilities acquired from 1994 to 1998 to our standards of which $2.2 million for scheduled maintenance and $1.0 million for conforming facilities acquired has been incurred to date.


Funds from Operations ("FFO")

We believe FFO should be considered in conjunction with net income and cash flows to facilitate a clear understanding of our operating results. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust's definition of FFO. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO, we add back only depreciation and amortization of revenue-producing property. As such, Our FFO and FFO per share may not be comparable to other REITs that may add back total depreciation and amortization, which may include, for example depreciation and amortization of office equipment.

The following table illustrates the components of our FFO for the three months and nine months ended September 30, 1999 and September 30, 1998:

                                                                     Three Months    Three Months      Nine Months    Nine Months
                                                                            Ended           Ended            Ended          Ended
                                                                    September 30,   September 30,    September 30,  September 30,
                                                                             1999            1998             1999           1998
                                                                 -----------------------------------------------------------------
Net income                                                            $    17,455      $   15,991       $   47,743     $   45,734
Loss/(Gain) on sale of assets                                                (481)              -             (344)           284
Total depreciation and amortization                                         8,674           7,345           26,047         21,037
Depreciation from unconsolidated entities                                     142               -              191             -
Less depreciation of non-revenue producing property                          (768)           (402)          (1,932)        (1,185)
                                                                 -----------------------------------------------------------------
Consolidated FFO                                                           25,022          22,934           71,705         65,870
Minority interest share of (loss)/gain on exchange of asset                    56               -               41            (32)
Minority interest share of depreciation from unconsolidated entities          (17)              -              (23)            -
Minority interest share of depreciation & amortization                       (922)           (806)          (2,781)        (2,137)
                                                                 -----------------------------------------------------------------
FFO available to shareholders                                           $  24,139       $  22,128        $  68,942      $  63,701
                                                                 =================================================================


During the third quarter of 1999, we declared a dividend per share of $0.67, which is an increase of 4.7% over the third quarter 1998 dividend of $0.64. To date, $2.01 per share in dividends have been declared, compared to $1.92 in 1998, again a 4.7% increase. As a qualified REIT, we are required to distribute a substantial portion of our net income as dividends to our shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, our dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.

Year 2000 Compliance

We are carrying out our plan to ensure that all of the material aspects of our operations are Year 2000 ("Y2K") compliant. As part of our Y2K planning and readiness program, we have retained an outside consultant to assist us in our assessment of potential Y2K issues and to assist in the development of a strategy for testing such systems. There are three phases to our Y2K plan. Phase one included determining the scope of the issue, assigning responsible parties and proposing solutions to the issue. This phase was completed in July 1998. Phase two includes researching and testing all of our systems and documenting their Y2K compliance. We have substantially completed this phase at this time. The third phase, which will be completed during the fourth quarter of 1999, involves implementing any changes. We have grouped all of our systems into three categories based on their importance in operating our facilities: critical, moderate and minimal. All critical, moderate and minimal systems have been documented as Y2K compliant with the following exceptions:

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

o The gate and security systems at some of our self-storage facilities have not yet been documented as being Y2K compliant. We have tested 60% of our gate systems and have noted no problems that would affect our usage. The remaining gate systems will be tested by the middle of November 1999. Any non-compliant gate and security systems that have Y2K issues that will have a material adverse affect on the operations of our facilities will be scheduled for upgrade or replacement by the end of December. The cost of replacement varies by facility and has not yet been determined.

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

Because we have invested in new technology over the past few years, most systems were Y2K compliant at the onset of this plan. The costs that we have incurred to date include $43 thousand for an outside consultant discussed above, management's time spent time investigating the Y2K matter and minor expenses for off-the-shelf software to aid in the testing. The systems we have found not to be compliant are in the process of being replaced for operational reasons not related to the Y2K issue. With the possible exception of the gate and security systems, we do not anticipate incurring any additional costs outside of personnel time directly related to the Y2K issue but will not know for certain until all systems are documented. As such, with the information currently available, we anticipate that conforming our systems to be Y2K compliant will not have a material impact on our financial position or results of operation.

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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the nine months ended September 30, 1999 would have increased by approximately $174 thousand, based on average outstanding balances during that period.

In July of 1999, we purchased an interest rate cap from a bank to protect us from interest rate volatility, particularly as it pertains to Y2K issues. In return for a $45 thousand upfront premium, we have protection if the 3-month LIBOR rate moves above 6.0% during the period from November 5, 1999 through February 5, 2000.

Legal Proceedings

On July 22, 1999, a purported class action was filed against the Company in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald
v. Storage USA, Inc. and SUSA Partnership, L.P., Case No. 201546V, seeking recovery of certain late fees paid by Company tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses, and believes that it has defenses to the claims in this suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set. While the ultimate resolution of this suit cannot currently be determined, management believes that the loss or liability, if any, resulting from this suit will not have a material adverse effect on its financial position. However, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.


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

                           Part II- OTHER INFORMATION

Item 1. Legal Proceedings

See disclosure in the section entitled "Legal Proceedings" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 21.

Item 2. Changes in Securities and Use of Proceeds

During the nine months ended September 30, 1999, we issued units of limited partnership interest in SUSA Partnership, L.P. ("Units") in exchange for interest in self-storage facilities. The date, amount and value of the issuances are summarized in the following table:

           Date of                 Units          Approximate
           Issuance                Issued            Value
-------------------------------------------------------------------
June 11, 1999                          22,797         $    763,000
June 15, 1999                          43,908            1,475,000
June 15, 1999                          59,544            2,000,000
September 25, 1999                     37,071              999,998
-------------------------------------------------------------------
Total                                 163,320         $  5,237,998


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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibit 10.1.1 - Form of Severance Agreement between the Company and Dean Jernigan, Chairman, President and Chief Executive Officer, effective August 16, 1999.

          Exhibit 10.1.2 - Form of Severance Agreement between the Company and Christopher P. Marr, Chief Financial Officer, effective August 16, 1999.

          Exhibit 10.1.3 - Form of Severance Agreement between the Company and each of: (I) John W. McConomy, Executive Vice President, General Counsel and Secretary; (II) Karl T. Haas, Executive Vice President Operations; (III) Morris J. Kriger, Executive Vice President Acquisitions; (IV) Francis C. ("Buck") Brown, III, Senior Vice President Human Resources; (V) Richard B. Stern, Senior Vice President Development; (VI) Russell W. Williams, Senior Vice President Sales and Marketing; and (VII) Mark E. Yale, Senior Vice President Financial Reporting, effective August 16, 1999.

          Exhibit 10.1.4 - Form of Severance Agreement between the Company and each of: (I) Teresa K. Corona, Vice President, Investor Relations,
          (II) Michael P. Kenney, Vice President  Operations - Western Division,
          (III) Stephen R. Nichols, Vice President Operations - Eastern Division, (IV) Richard J. Yonis, Vice President Operations - Central Division, effective August 16, 1999.

          Exhibit 10.2 - Amendment No. 3 to the Company's 1995 Employee Stock Purchase and Loan Plan dated as of August 5, 1999

          Exhibit 10.3 - Amended and Restated Amendment No. 4 to the Company's 1993 Omnibus Stock Plan dated as of November 4, 1998.

          Exhibit   10.4  -  Employment   Agreement   between  the  Company  and
          Christopher P. Marr,  Chief Financial  Officer,  dated as of August 4,
          1999

          Exhibit 10.5 - Employment Agreement between the Company and Bruce F. Taub, Senior Vice President, Capital Markets, dated as of June 12,1998

          Exhibit 27 - Financial Data Schedule


b.       Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Dated:   November 15, 1999
                                  Storage USA, Inc.


                         By:      /s/ Christopher P. Marr
                                 ----------------------------
                                  Christopher P. Marr
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)