Form 10-Q
period 2000-03-31
STORAGE USA INC
filed 2000-05-15
CIK 912116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                     For the quarter ended March 31, 2000
                                       or
 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the transition period from          to

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

Common Stock, $.01 par value, 27,675,952 shares outstanding at May 1, 2000.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                               Storage USA, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)
                 (amounts in thousands, except per share data)


                                                              Three months        Three months
                                                                     ended               ended
                                                            March 31, 2000      March 31, 1999
                                                           ---------------     ---------------
Operating Revenues:
Rental income                                              $        58,445     $        59,407
Service income                                                       1,605                 277
Other income                                                         1,836                 983
                                                           ---------------     ---------------
Total operating revenues                                            61,886              60,667
                                                           ---------------     ---------------
Operating Expenses:
Cost of property operations & maintenance                           15,730              15,034
Taxes                                                                5,187               4,996
Costs of providing services                                          1,285                 325
General & administrative                                             2,265               3,698
Depreciation & amortization                                          9,193               8,356
                                                           ---------------     ---------------
Total operating expenses                                            33,660              32,409
                                                           ---------------     ---------------

Income from  operations                                             28,226              28,258

Other income (expense):
Interest expense, net                                              (11,047)            (10,847)
                                                           ---------------     ---------------

Income before minority interest
  and gain(loss) on sale/exchange                                   17,179              17,411

Gain(loss) on sale/exchange of storage facilities                      890                (578)
                                                           ---------------     ---------------
Income before minority interest                                     18,069              16,833

Minority interest                                                   (3,391)             (3,078)
                                                           ---------------     ---------------
Net income                                                 $        14,678     $        13,755
                                                           ===============     ===============
Basic net income per share                                 $          0.53     $          0.49
                                                           ===============     ===============
Diluted net income per share                               $          0.53     $          0.49
                                                           ===============     ===============


                See Notes to Consolidated Financial Statements

                               Storage USA, Inc.
                          Consolidated Balance Sheets
                   (amounts in thousands, except share data)


                                                                              as of                        as of
                                                                     March 31, 2000            December 31, 1999
                                                                 ------------------         --------------------
                                                                         (unaudited)
Assets

Investments in storage facilities, at cost:
Land                                                                     $  438,422                   $  441,080
Buildings and equipment                                                   1,217,912                    1,229,812
                                                                 ------------------         --------------------
                                                                          1,656,334                    1,670,892
Accumulated depreciation                                                   (103,272)                     (94,538)
                                                                 ------------------         --------------------
                                                                          1,553,062                    1,576,354

Cash & cash equivalents                                                       1,557                        1,699
Advances and investments in real estate                                     131,402                      120,246
Other assets                                                                 62,371                       56,620
                                                                 ------------------         --------------------
     Total assets                                                        $1,748,392                   $1,754,919
                                                                 ==================         ====================

Liabilities & shareholders' equity

Notes payable                                                            $  600,000                   $  600,000
Line of credit borrowings                                                   108,682                      105,500
Mortgage notes payable                                                       69,588                       70,163
Other borrowings                                                             42,783                       42,453
Accounts payable & accrued expenses                                          23,736                       22,940
Dividends payable                                                            19,213                       18,831
Rents received in advance                                                    11,369                       10,869
Deferred gain from contribution of self-storage facilities                   37,077                       37,125
                                                                 ------------------         --------------------
     Total liabilities                                                      912,448                      907,881
                                                                 ------------------         --------------------

Minority interest

Preferred units                                                              65,000                       65,000
Common units                                                                 85,882                       91,143
                                                                 ------------------         --------------------
     Total minority interest                                                150,882                      156,143
                                                                 ------------------         --------------------

Commitments and contingencies

Shareholders' equity:
Common stock $.01 par value, 150,000,000 shares
 authorized, 27,845,600 and 27,865,932
 shares issued and outstanding                                                  278                          279
Paid-in capital                                                             752,136                      753,032
Notes receivable - officers                                                 (11,782)                     (11,368)
Deferred compensation                                                          (488)                        (517)
Accumulated deficit                                                         (15,831)                     (15,831)
Distributions in excess of net income                                       (39,251)                     (34,700)
                                                                 ------------------         --------------------
     Total shareholders' equity                                             685,062                      690,895
                                                                 ------------------         --------------------
     Total liabilities & shareholders' equity                            $1,748,392                   $1,754,919
                                                                 ==================         ====================

                See Notes to Consolidated Financial Statements

                               Storage USA, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                            (amounts in thousands)

                                                                    Three months ended           Three months ended
                                                                        March 31, 2000               March 31, 1999
                                                                    ===============================================
Operating activities:
Net income                                                                  $   14,678                  $    13,755

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                               9,193                        8,356
     Minority interest                                                           3,391                        3,078
     (Gain)/Loss on sale/exchange of self-storage facilities                      (890)                         578
     Changes in assets and liabilities:
          Other assets                                                            (276)                      (3,968)
          Other liabilities                                                      1,404                        6,093
                                                                    -----------------------------------------------
Net cash provided by operating activities                                       27,500                       27,892
                                                                    ===============================================

Investing activities:
Acquisition and improvements of storage facilities                              (4,263)                      (8,378)
Proceeds from sale/exchange of storage facilities and development               21,350                          410
Development of storage facilities                                              (10,414)                     (12,697)
Advances and investments in real estate                                        (10,330)                      (7,448)
Proceeds from liquidation of advances and  investments in real
  estate                                                                         2,013                            -
                                                                    -----------------------------------------------
Net cash used in investing activities                                           (1,644)                     (28,113)
                                                                    ===============================================

Financing activities:
Net borrowings under line of credit                                              3,182                       19,789
Mortgage principal payments                                                       (313)                        (328)
Other borrowings principal payments/payoffs                                       (100)                        (804)
Payment of debt issuance costs                                                       -                          (79)
Cash dividends                                                                 (18,831)                     (17,745)
Preferred unit dividends                                                        (1,442)                      (1,010)
Proceeds from issuance of stock                                                    107                          (35)
Repurchase of common stock                                                      (6,153)                           -
Proceeds from issuance of preferred units                                            -                          (18)
Payments on notes receivable                                                        43                           10
Distribution to minority interests                                              (2,491)                      (2,382)
                                                                    -----------------------------------------------
Net cash used in financing activities                                          (25,998)                      (2,602)
                                                                    ===============================================

Net increase in cash and equivalents                                              (142)                      (2,823)
Cash and equivalents, beginning of period                                        1,699                        2,823
                                                                    -----------------------------------------------
Cash and equivalents, end of period                                         $    1,557                  $         -
                                                                    ===============================================


Supplemental schedule of non-cash activities:
 Common stock issued in exchange for notes receivable                              457                            -
 Equity share of joint venture received for disposition of assets                6,526                            -
 Note received in consideration for undepreciated land sold                      2,200                          875
 Restricted stock issued                                                             -                          246
 Partnership Units exchanged for shares of common stock                          5,604                          250
                                                                    -----------------------------------------------

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
            (amounts in thousands, except share and per share data)


1.   Unaudited Interim Financial Statements
     --------------------------------------

     References to the Company include Storage USA, Inc. ("the REIT") and SUSA Partnership, L.P. (the "Partnership"), its principal operating subsidiary. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.   Organization
     ------------

     Storage USA, Inc. (the "Company") a Tennessee corporation, was formed in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. The Company is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At March 31, 2000 and December 31, 1999, respectively, the Company owned approximately 88.9% and 88.4% of the partnership interest in the Partnership.

     In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. The Partnership owns 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its 97.5% share of the profit or loss of Franchise in Other Income.

3.   Summary of Significant Accounting Policies
     ------------------------------------------

     Service Income

     Service income consists of revenue derived from the providing of services to third parties. These services include the management of self-storage facilities, as well as general contractor, development and acquisition services provided to the GE Capital Corp Development and Acquisition Ventures ("GE Capital Ventures"). Below is a summary of first quarter service income:

                                            Three months       Three months
                                                   ended              ended
                                          March 31, 2000     March 31, 1999
                                          ---------------------------------
          Management fees                         $  612               $277
          General Contractor fees                    448                  -
          Development fees                           545                  -
                                           --------------------------------
          Total service income                    $1,605               $277
                                           ================================

     Other Income

     Other income consists of revenue from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                March 31, 2000
                (amounts in thousands, except  per share data)



     and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:

                                                        Three months            Three months
                                                               ended                   ended
                                                      March 31, 2000          March 31, 1999
                                                      --------------------------------------
         Facility specific revenue                            $1,120                  $1,003
         Share of net income of equity investments               716                     (20)
                                                      --------------------------------------
         Total other income                                   $1,836                  $  983
                                                      ======================================


     Interest Expense, net

     Interest income and expense are netted together and the breakout of income and expense is as follows:

                                         Three months          Three months
                                                ended                 ended
                                       March 31, 2000        March 31, 1999
                                       ------------------------------------

              Interest income                $  3,339              $  2,992
              Interest expense                (14,386)              (13,839)
                                       ------------------------------------
              Interest expense, net          $(11,047)             $(10,847)
                                       ====================================

     Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or shareholders' equity.


4.   Investment in Storage Facilities
     --------------------------------

     The following table summarizes the activity in storage facilities during the period:

           Cost:
                Balance on January 1, 2000                       $1,670,892
                Property Acquisitions                                     -
                Land Acquisition and  Development                    10,414
                Disposition of Property                             (29,201)
                Improvements and other                                4,229
                                                    -----------------------
                Balance on March 31, 2000                        $1,656,334
                                                    =======================


           Accumulated Depreciation:
                Balance on January 1, 2000                       $   94,538
                Additions during the period                           8,782
                Disposition of Property                                 (48)
                                                    -----------------------
                Balance on March 31, 2000                        $  103,272
                                                    =======================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                March 31, 2000
                (amounts in thousands, except  per share data)



     The preceding cost balances include facilities acquired through capital leases of $31,382 at March 31, 2000 and $31,334 at December 31, 1999 and construction in progress of $60,989 at March 31, 2000 and $89,870 at December 31, 1999. Also included above is $13,200 at March 31, 2000 and $11,800 at December 31, 1999 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $932 at March 31, 2000 and $771 at December 31, 1999.


5.   Advances and Investments in Real Estate
     ---------------------------------------

     Advances

     As of March 31, 2000 and December 31, 1999, $121.588 and $177,022
     respectively of advances have been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. The loans are collateralized by the property.

     Joint Ventures

     Fidelity Venture

     On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company contributed 32 self-storage facilities with a fair value of $144,000 to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131,000. During the first three months of 2000, the Company recognized $272 in equity earnings from the Fidelity Venture and $323 in management fees for managing the venture's properties. As of March 31, 2000, the Company had a recorded negative investment balance in the Fidelity Venture of $257. The table below summarizes certain financial information related to the Fidelity Venture:

                                                 Three months
                                                        ended
                                               March 31, 2000
                   ------------------------------------------

                   Property revenues                 $  5,349
                   Property expenses                 $  1,859
                   Net Operating Income              $  3,490
                   Net income                        $  1,087
                   Total assets                      $149,235
                   Total debt                        $ 92,655

     GE Capital Ventures

     On December 1, 1999, the Company formed two joint ventures with GE Capital Corp ("GE Capital"), providing for a total investment capacity of $400,000 for acquisitions and development of self-storage facilities. The Company has a 25% interest in the $160,000 Development Venture and a 16.7% interest in the $240,000 Acquisition Venture. During the quarter, the Company transferred nine projects that were in various stages of development into the GE Capital Development Venture, representing projected aggregate total costs of $53,000. The projects were transferred to the Development Venture
     at the Company's cost of $26,030.   The Company received $19,856 in cash,
     and recorded an investment in the venture of $6,526, representing a 25% interest.

     In connection with the transaction, the Company also recognized $448 and $545 in general contractor and development service fees, respectively, as well as $286 and $176 in related expenses. As of March 31, 2000, the Company has a recorded investment of $9,108 in the joint ventures.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                March 31, 2000
                (amounts in thousands, except  per share data)



     On February 14, 2000, the Development Venture closed on a credit facility with a commercial bank. Under the facility, the Development Venture can borrow up to 50% of the cost of each project. The borrowings are supported by mortgages which are non- recourse to the joint venture partners, except for an environmental indemnification and construction completion guaranty that SUSA Partnership, L.P. will provide. The facility bears interest at various spreads over the Eurodollar Rate. The Development Venture did not draw against the facility until April of 2000. The Acquisition Venture has not yet closed on a credit facility but expects to obtain a facility that will allow it to borrow up to 50% of acquisition costs.

     Other Ventures

     The Company has equity interests in several single facility joint ventures. As of March 31, 2000, the recorded investment in these joint ventures was $963.

6.    Other Assets
      ------------

                                                         As of            As of
                                                     March 31,     December 31,
                                                          2000             1999
                                                     --------------------------

          Deposits                                    $  4,911          $ 4,147
          Deferred costs of issuances of
             Unsecured notes                             9,497           10,006
          Accounts receivable                            3,863            4,855
          Mortgages receivable                           5,117            4,449
          Notes receivable                               9,738            7,445
          Other receivables                              2,527            4,988
          Advancements and investments in Franchise     20,410           13,906
          Other                                          6,308            6,824
                                                     --------------------------
          Total Other Assets                          $ 62,371          $56,620
                                                     --------------------------

7.   Lines of credit, Mortgages payable, and Other borrowings
     --------------------------------------------------------

     The Company can borrow under a $200,000 line of credit with a group of commercial banks and under a $40,000 line of credit with a commercial bank. The lines bear interest at various spreads of LIBOR. The following table lists additional information about the lines of credit.


                                                                     As of
                 Line of Credit Borrowings                  March 31, 2000
                 ---------------------------------------------------------
                 Total lines of credit                            $240,000
                 Borrowings outstanding                           $108,682
                 Weighted average daily interest
                     rate year-to-date                                7.23%

     The Company from time to time assumes mortgages on facilities acquired. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. The following table provides information about the mortgages:

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                March 31, 2000
                (amounts in thousands, except  per share data)

Mortgage Notes Payable
as of March 31, 2000
---------------------------------------------------------------------------


                                       Face Amount      Maturity Range
---------------------------------------------------------------------------
Fixed rate                                 $58,032           2000-2021
Variable rate                                5,305           2006-2016
                                      -------------------------------------
                                           $63,337
Premiums                                     6,251
                                      ------------
Mortgage notes payable                     $69,588
                                      ------------

The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.


       Other Borrowings
       as of March 31, 2000
       -------------------------------------------------------------------------------------------------
                                                   Face Amount           Carry Value        Imputed Rate
       -------------------------------------------------------------------------------------------------
       Non-interest bearing notes                      $ 9,150               $ 8,516                7.50%
       Deferred units                                   12,000                10,448                7.50%
       Capital Leases                                        -                23,819                7.50%
                                              ----------------------------------------------------------
                                                                             $42,783
                                                                     ---------------

During the three months ended March 31, 2000, total interest paid on all debt was $11,848 and total interest capitalized for construction costs was $1,418.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                 March 31, 2000
                 (amounts in thousands, except  per share data)

8.   Income per Share
     ----------------

     Basic and diluted income per share is calculated as presented in the following table:

                                                                           Three months              Three months
                                                                                  ended                     ended
                                                                         March 31, 2000            March 31, 1999
                                                                       ------------------------------------------
          Basic net income per share:
               Net income                                                $       14,678           $        13,755
               Basic weighted average
                  Common shares outstanding                                      27,850                    27,837
                                                                        ------------------------------------------
               Basic net income per share                                $         0.53           $          0.49

          Diluted net income per share:
               Net income                                                $       14,678           $        13,755
               Minority interest relating to limited
                  Partners of the Partnership                                     1,906                     1,795
                                                                       ------------------------------------------

               Net income before minority interest relating
                  To limited partners of the Partnership                 $       16,584           $        15,550

               Basic weighted average
                  Common shares outstanding                                      27,850                    27,837
               Weighted average Partnership Units
                  Outstanding                                                     3,538                     3,642
               Basic weighted average common shares
                  And partnership units outstanding                              31,388                    31,479
               Dilutive effect of stock options                                      53                        70

                                                                       ------------------------------------------
               Diluted weighted average common shares
                  And partnership units outstanding                              31,441                    31,549
                                                                       ------------------------------------------
               Diluted net income per share                              $         0.53           $          0.49

9.   Commitments
     -----------

     As of March 31, 2000, the Company is committed to advance an additional $20,407 to franchisees of Franchise for the construction of self-storage facilities. These advances are collateralized by the facility. The Company is a limited guarantor on $7,830 of loan commitments made by third party lenders to franchisees of Franchise. This entire amount has been funded as of March 31, 2000.


10.  Subsequent Events
     -----------------

     Subsequent to the end of the first quarter, the Company's Acquisition Venture with GE Capital acquired its first property, a facility in Brooklyn, NY. Through equity contributions and debt advances, the Company funded $3,500 of the $11,100 purchase price with GE Capital providing the remainder.

     The Company also continued with its Board-authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. Between April 1 and May 1, 2000, an additional 237 shares were repurchased at an average price of approximately $31 per share. The total of 692 shares as of May 1, 2000 represents approximately 49% of the announced repurchase.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                March 31, 2000
                (amounts in thousands, except  per share data)



11.  Legal Proceedings
     -----------------

     On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by our tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses, and believes that it has defenses to the claims in the suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set.

     On November 15, 1999 a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, case no 99-3278 , also seeking the recovery of certain late and administrative fees paid by our tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case has been transferred to New York County, case no. 410589/00. The Company believes that it has defenses to the suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set.

     While the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.

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

 .    Physical Occupancy means the total net rentable square feet rented as of the date (or period if indicated) divided by the total net rentable square feet available.

 .    Scheduled Rent Per Square Foot means the average market rate per square foot of rentable space.

 .    Net Rental Income means income from self-storage rentals less discounts.

 .    Realized Rent Per Square Foot means the annualized result of dividing rental income, less discounts by total square feet rented.

 .    Direct Property Operating Cost means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.

 .    Net Operating Income ("NOI") means total property revenues less Direct
     Property Operating Costs.

 .    Annual Capitalization Rate ("Cap Rate")/ Yield means NOI of a facility divided by the total capitalized costs of the facility.

 .    Funds from Operations ("FFO") means net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization of revenue-producing property, and after adjustments for unconsolidated partnerships and joint ventures.

 .    Same-Store Facilities include all facilities that we owned for the entire period of both comparison periods. Development properties and expansions are removed from these groups to avoid skewing the results.

Overview

As of March 31, 2000, we owned, managed and franchised 510 facilities containing
34.7 million square feet in 31 states and the District of Columbia.

Internal Growth

The following table compares Same-Store Facilities (329 properties owned since January 1, 1999) for the first quarter of 2000 and 1999. Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.

          Same-Store Results
          (amounts in thousands except occupancy and per square foot figures)
                                        --------------------------------------------------------------------

                                                  Quarter Ended              Quarter Ended
                                                 March 31, 2000             March 31, 1999           Growth %
                                          ------------------------------------------------------------------
          Revenues                                      $48,667                    $46,539               4.6%
          Operating Expenses                              9,429                      9,127               3.3%
          Property Tax & Other                            5,621                      5,770              (2.6%)
                                          ------------------------------------------------------------------
          Total Expenses                                 15,050                     14,897               1.0%
                                          ------------------------------------------------------------------

          NOI excluding late fees                       $33,617                    $31,642               6.2%
                                          ==================================================================

          Late fee Income                                 1,443                      3,017             (52.2%)

          NOI including late fees                       $35,060                    $34,659               1.2%
                                          ==================================================================

          Physical Occupancy                              83.80%                     84.60%
          Scheduled Rent per Square Foot                $ 11.87                    $ 11.24               5.6%
          Realized Rent per Square Foot                 $ 10.48                    $  9.92               5.6%


 .    Our Same-Store Facilities achieved 6.2% NOI growth excluding late fees in the first quarter of 2000, and 1.2% growth including late fees, as compared to the same quarter in 1999. The 6.2% NOI growth without late fees resulted from revenue increases of 4.6%, offset by expense growth of 1.0%.

 .    The revenue increase of 4.6% for the quarter was driven by an increase in scheduled rent per square foot of 5.6% and a slight drop in the discount factor versus the same period last year, partially offset by a 0.8 percentage point decrease in physical occupancy.

 .    Our operating expenses grew 3.3% from the first quarter of 1999 due to increases in repairs and maintenance expense, health insurance and payroll taxes. Meanwhile, property tax and other expenses decreased 2.6% compared to the first quarter of 1999 due primarily to significant reductions in property and liability insurance costs.

The following table lists changes in the 10 largest same-store markets on a rent per square foot basis and occupied square feet basis and the resulting change in net rental income for the first quarter 2000 over the first quarter 1999. The largest 10 markets in total represent 67.8% of the same-store NOI.

Ten Largest Same-Store Markets
                                                                           -----------------------------------------
                                                                                Quarter Ended March 31, 2000 vs.
                                                                                  Quarter Ended March 31, 1999
                                                                           -----------------------------------------
                                                                         %              %            %            %
                                                       Number     of Total      Change in    Change in    Change in
                                                          of    Same-Store     Net Rental     Realized     Occupied
Market                                            Facilities          NOI       Income/(1)/    RPSF/(2)/     Sq. Ft.
====================================================================================================================
Los Angeles-Riverside-Orange County, CA                    46        18.1%           8.3%          8.1%          0.2%
New York-Northern New Jersey-Long Island                   25        14.7%           6.7%          6.1%          0.5%
Washington-Baltimore, DC-MD-VA-WV                          20         9.6%           4.2%          7.3%         (2.8%)
Miami-Fort Lauderdale, FL                                  15         6.4%           3.6%          5.8%         (2.1%)
Philadelphia-Wilmington-Atlantic City, PA-NJ               14         4.0%           2.7%          5.0%         (2.2%)
Phoenix-Mesa, AZ                                           14         3.1%           4.8%          6.5%         (1.6%)
San Francisco-Oakland-San Jose, CA                          8         3.2%           0.9%          6.2%         (5.0%)
Dallas-Fort Worth, TX                                      10         3.1%           2.5%          2.9%         (0.4%)
Detroit, Ann Arbor-Flint, MI                               11         2.9%           8.9%          7.4%         (1.5%)
Las Vegas,  NV-AZ                                          11         2.7%           1.9%          3.7%         (1.7%)

(1) The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.
(2) Rent Per Square Foot.

External Growth

There were no new property acquisitions during the first quarter of 2000. Substantially all property acquisitions transacted throughout the remainder of 2000 will be through the General Electric Capital Corporation ("GE Capital") Acquisition Venture.

We did not place any development facilities in service in the first quarter. We did, however, complete four expansions at a cost of approximately $3.5 million, which added a total of approximately 86 thousand square feet. In connection with our joint ventures with GE Capital discussed in the Financing section below, we transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects have a total projected cost of $53.0 million, and were transferred to the venture at our cost of $26.0 million. We do plan to continue the development of ten new facilities within the REIT. The following chart summarizes the details of these 10 projects as well as our expansion projects under construction or in construction planning as of March 31, 2000:

                                                           Square         Expected        Investment         Remaining
                                         # of                Feet       Investment           to Date        Investment
                                    ----------------------------------------------------------------------------------
     (amounts in thousands except for number of facilities)
     Total development in process               10            795          $62,881           $40,248           $22,633
     Total expansions in process                22            495          $29,685           $ 7,862           $21,823
                                    ----------------------------------------------------------------------------------
     Total                                      32          1,290          $92,566           $48,110           $44,456
                                    ==================================================================================


  The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.

                                ------------------------------------------------------------------------------------
                                2nd Qtr 00        3rd Qtr 00         4th Qtr 00          2001-2002         Total
                                ------------------------------------------------------------------------------------
    (amounts in thousands)
    Development                  $    14,235       $   15,023         $    5,029         $   28,594       $   62,881
    Expansions                         3,702            2,350              6,135             17,498           29,685
                                ------------------------------------------------------------------------------------

    Total                        $    17,937       $   17,373         $   11,164         $   46,092       $   92,566
                                ====================================================================================

Financing

During the fourth quarter of 1999, we formed two joint ventures with GE Capital, providing a total investment capacity of $400 million for acquisitions and development of self-storage properties. We plan to fund substantially all of
our new acquisition and development through 2001 through the GE Ventures.   As
stated above, in the "External Growth" section, we transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects have a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest.

In December of 1999, we announced a Board authorized plan to repurchase up to 5% of our common shares outstanding through open market and private purchases. The timing of the purchases, the length of time that the program will continue and the exact number of shares to be purchased is dependent upon prevailing market conditions. As of March 31, 2000, we had repurchased 455 thousand shares at an
average price of $29.45.   Subsequent to the end of  the first quarter of 2000,
we purchased an additional 237 thousand shares at an average price of $30.99. The total of 692 thousand shares repurchased as of May 1, 2000 represents approximately 49% of the announced repurchase.

Other Initiatives

On May 8, 2000, we announced the formation of a strategic alliance with Access Storage, S.A. and Millers Storage, S.A., the leading self-storage operators in Europe and Australia respectively, to provide management advisory services. As part of the agreement, we received an option to purchase convertible debt and also to acquire up to a 20% interest in these companies, which are indirect
affiliates of Security Capital Group Incorporated.   We do not expect to
exercise such option in 2000.

Commencing on May 1, 2000, we began offering our customers direct access to tenant insurance, which insures their goods against described perils, in all Storage USA facilities except those located in the states of Florida and North Carolina. The net profits from the premiums written during 2000 will ultimately accrue to the benefit of a charitable trust established by the Company. We are anticipating that profits from premiums written subsequent to 2000 will ultimately accrue to the benefit of a taxable REIT subsidiary that will be formed and wholly owned by the Partnership pursuant to the Ticket to Work and Work Incentives Improvement Act of 1999.


Results of Operations

The following table reflects the profit and loss statement for the three months ended March 31, 2000 and March 31, 1999 based on a percentage of total revenues and is used in the discussion that follows:

                                             Three Months Ended March 31,
                                                   2000              1999
          ---------------------------------------------------------------
          Revenue
          Rental Income                            94.4%             97.9%
          Service Income                            2.6%              0.5%
          Other Income                              3.0%              1.6%
          ---------------------------------------------------------------
          Total Operating Revenues                100.0%            100.0%

          Expenses
          Cost of Property Operations and          25.4%             24.8%
           Maintenance
          Taxes                                     8.4%              8.2%
          Cost of Providing Services                2.1%              0.5%
          General And Administrative                3.7%              6.1%

Rental income decreased $962 thousand, or 1.6% in the quarter ended March 31, 2000 compared to the same period in 1999. The primary contributors to the decline in rental income are summarized in the table below.

  Rental Income Growth in 2000 over 1999 for comparable periods ended March 31 (in thousands)
                                                          --------------------------------------------
                                                           Before
                                                          Late fees          Late fees          Total
                                                          --------------------------------------------
  1999 acquisitions                                       $ 2,696           $     64           $ 2,760
  1999 developments                                           581                 11               592
  1999 dispositions                                        (5,433)              (341)           (5,774)
  Same-store facilities                                     2,055             (1,575)              480
  Other lease-up, expansion and development facilities      1,083               (103)              980
                                                          --------------------------------------------
                                                          $   982           $ (1,944)          $  (962)
                                                          --------------------------------------------

Much of the decrease is due to the one-time impact of our change in late fee policy, as described in our form 10-K for the year ended 1999. This change produced an unfavorable $1.9 million variance in the first quarter, or approximately 53.4%. Rental income also declined due to 1999 property dispositions, most notably the 32 properties contributed to the joint venture with Fidelity Management Trust Company in the 2/nd/ quarter of 1999. This $5,433 reduction in rental income was partially offset by increased revenues from 1999 acquisitions of $2,696, developments and expansions of $1,664, held for the full three months in year 2000. The remaining $2,055 growth occurred in Same-Store Facilities, and was provided by an approximate 5.6% increase in realized rent per square foot, from $9.92 in the first quarter of 1999 to $10.48 for the same period in 2000. Physical occupancy during this period declined slightly, from 84.6% in 1999 to 83.8% in 2000.

As stated above, we reevaluated the amounts that we charge our customers for late fees and implemented reduced late fees in the first quarter of 2000. The impact of the change in late fee policy on our total revenues was and remains difficult to determine due to a number of factors: differences in late fee charges across the country; variances in late fee calculation in acquired facilities; and the discretion of facility managers to waive late fees. As set forth in our form 10-K for the year ended 1999, we established an estimate of as much as $5.0 million in reduced revenue in the year 2000 due to the policy change. After a review of our first quarter, we now estimate a reduction in revenue for 2000 of approximately $6.8 million, but there can be no assurance that the reduction will be limited to this amount due to the factors set out above. You should refer to the discussions under "Legal Proceedings" and "Forward-Looking Statements and Risk Factors" for additional information relevant to our late fee policy.

Service income increased by $1.3 million from the first quarter of 1999 to the same period in 2000. It also grew as a percentage of revenue: from 0.5% in first quarter 1999 to 2.6% in the same period in 2000. A portion of the increase, $335 thousand, is due to an increased number of managed and franchised facilities paying fees to the Company. There were 66 such properties as of March 31, 1999, versus 108 as of March 31, 2000. The remaining increase was due to the fees from general contractor and development services provided to the GE Capital Development venture for the first quarter of 2000. Below is a summary of first quarter service income:

                                                             Three months       Three months
                                                                    Ended              ended
                                                           March 31, 2000     March 31, 1999
                                                          ----------------------------------
               Management fees                                   $   612             $ 277
               General Contractor fees                               448                -
               Development fees                                      545                -
                                                          ----------------------------------
               Total service income                              $ 1,605             $ 277
                                                          ==================================

Other income grew $853 thousand in the first quarter of 2000 over the same period in 1999. Other income consists of revenue from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards) and the proportionate share of net income of equity investments including joint ventures and Franchise. A summary of these amounts is as follows:

                                                             Three months       Three months
                                                                    Ended              ended
                                                           March 31, 2000     March 31, 1999
                                                          ----------------------------------
               Facility specific revenue                           $1,120             $1,003
               Share of net income of equity investments              716                (20)
                                                          ----------------------------------
               Total other income                                  $1,836             $  983
                                                          ==================================

As a percentage of revenues, cost of property operations and maintenance increased from the first quarter of 1999 to 2000, 24.8% to 25.4%. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This was generally the case here, except for a few notable exceptions. Salary expense increased between the two periods, primarily due to two strategic initiatives commencing in 1999: the national reservation center and the internal information technology help desk. There were minimal salary costs in 1999 associated with these initiatives, compared to a full three months in 2000. Health insurance expense also showed a significant increase, following what we believe is a national trend. Finally, 2000 utility expenses exceeded those of 1999 due to the unusually mild winter in 1999.

Tax expense as a percentage of revenues was 8.4% for the first quarter of 2000 compared to 8.2% for the same period 1999. Tax expense as a percentage of revenues tends to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth. This trend was negated in the first quarter due to the impact of property tax reassessments on a number of our larger facilities.

Costs of providing services increased from $325 thousand in the first quarter of 1999 to $1.3 million in the same period in 2000, and increased as a percentage of revenues from 0.5% to 2.1%. This was due primarily to the new services provided, general contracting and development services, and their corresponding costs. The costs of providing management services also increased, as more managed properties were added to the Storage USA system between March 31 of 1999 and 2000.

General and administrative expenses ("G&A") as a percentage of revenues decreased from 6.1% in the first quarter of 1999 to 3.7% for the same period of 2000. This was indicative of a G&A expense decrease from $3.7 to $2.3 million between the two periods. Contributing substantially to this decrease in expense was the classification in 2000 of development and construction department overhead as part of the cost of providing services, continued benefits in 2000 from various cost containment programs and lower management bonus accruals in 2000 compared to 1999. Depreciation and amortization expense increased from $8.4 million in the first quarter of 1999 to $9.2 million for the same period in 2000. This was due to a $12.4 million increase in depreciable assets since March 31, 1999.

Interest expense grew from $15.0 million in the first quarter of 1999 to $15.8 million during the same period in 2000. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest of $1.4 million in the first quarter of 2000 and $1.1 million in the first quarter of 1999.


                                                          As of March 31,
                                ------------------------------------------------------------------
                                           2000                                 1999
                                ------------------------------------------------------------------
                                    Weighted         Weighted            Weighted         Weighted
                                     Average          Average             Average          Average
     Debt                          Borrowing    Interest Rate           Borrowing    Interest Rate
     ---------------------------------------------------------------------------------------------
     Notes payable              $    600,000             7.37%        $   600,000             7.37%
     Lines of credit                 128,410             7.23%             92,067             6.23%
     Mortgages payable                69,877             9.92%             67,517             9.75%
     Leases & other borrowings        42,621             7.50%             37,898              7.5%


Interest income grew $300 thousand, from $3.0 million in the first quarter of 1999 to $3.3 million in the same period in 2000. This increase was due to additional advances from us to Franchisees since March 31, 1999, and the resulting interest growth. The remainder of the increase is from interest earned on amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits.

We recorded an $890 thousand gain on the sale of storage facilities in the first quarter of 2000. $414 thousand of that gain relates to the sale of two Columbus, Indiana storage facilities; $295 thousand to the sale of a non-operating development project in White Marsh, Maryland to a franchisee; and the remaining $180 to adjustments from prior period dispositions.

Minority interest expense represents the portion of income allocable to holders of limited partnership interest in the Partnership ("Units") and distributions payable to holders of preferred units. The increase from $3.1 million in the first quarter of 1999 to $3.4 in the same period in 2000 is mainly attributable to the increase in net income before minority interest between the two periods of $1.2 million.


Liquidity and Capital Resources

Cash provided by operating activities was $27.5 million during the three months ended March 31, 2000 as compared to $27.9 million during the same period in 1999. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $4.3 million in the first quarter ending March 31, 2000 in the acquisition and improvement of self-storage facilities compared to $8.4 million during the same period in 1999. For the first quarter of 2000, the entirety of the investment represents improvements, as no self-storage facilities were acquired. There was one facility acquired in the same period in 1999. In the first quarter of 2000, we received $1.0 million in cash proceeds from the sale of two self-storage facilities in Indiana, $19.9 from the transfer of nine development projects to the GE Capital Development Venture, and $463 thousand from the sale of another non-operating development project to a franchisee. For the GE Capital transaction, we also received a $6.5 million interest in the venture, representing 25%. In the transaction involving the single development project, we accepted a $2.2 million note and received the balance of the sales price in cash.

In addition to improvements, we invested $10.4 million in the first three months of 2000 and $12.7 million in the first three months of 1999 for development and construction of self-storage facilities. There were 10 newly developed facilities and 22 expansions of existing facilities in process with $48.1 million cumulative invested at March 31, 2000. The total budget for these facilities is $92.6 million, of which $44.5 million remains to be invested. We also provided financing to franchisees of Franchise during the first quarter 2000 of $10.3 million, compared to $7.4 million one year ago. Proceeds were also received from certain franchisees, as two repaid their loans during the period, generating $2.0 million in cash. We have $20.4 million of loan commitments to franchisees to fund as of March 31, 2000. Additionally, we expect to invest approximately $15.0 million as part of our required equity contributions in the GE Capital joint ventures during the remainder of 2000.

Sometimes we acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of our common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At March 31, 2000 we had 3.5 million Units outstanding, of which the following Units were redeemable:

 . 82 thousand Units for an amount equal to the fair market value ($2.5 million, based upon a price per Unit of $30.63 at March 31, 2000) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.

 . 3.4 million Units for amounts equal to the fair market value ($104.4 million, based upon a price per Unit of $30.63 at March 31, 2000) payable by us in cash or, at our option, in shares of our common stock at the initial exchange ratio of one share for each Unit.

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

During the 1/st/ quarter 2000, we repurchased, under our stock buy-back plan, 204 thousand shares of common stock at a total cost of $6.2 million. Subject to prevailing market conditions and price levels, we expect to commit an additional estimated $28 million during the remainder of 2000 to this plan to purchase up to a total of 5% of our outstanding shares, inclusive of shares repurchased in 1999.

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At March 31, 2000, we can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depository shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. Our lines of credit bear interest at various spreads over LIBOR. We had net borrowings in the three months ended March 31, 2000 of $3.2 million. For the same period in 1999, net borrowings totaled $19.8 million. We currently have a $200 million unsecured revolving credit line with a group of commercial banks, bearing interest at a spread of 120 basis points over LIBOR, based on our current debt rating and maturing on March 31, 2002. We also have a $40 million line of credit with a commercial bank. The line bears interest at spread over LIBOR, matures on July 1, 2000, and is renewable at that time.

We expect to incur approximately $4.5 million for scheduled maintenance and repairs during 2000 and approximately $5.9 million to conform facilities acquired from 1994 to 1999 to our standards of which $771 thousand for scheduled maintenance and $433 thousand for conforming facilities acquired has been incurred to date. Commencing during the 2/nd/ quarter of 2000, we will be committed under several new leases relating to corporate office space in Memphis. The leases have a term of fifteen years with estimated annual payments of $2.7 million. We have rented a portion of this space to others under several subleases at the same rent and substantially similar terms to our primary leases and expect to receive approximately $0.9 million annually from such subleases.

We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, equity commitments of the GE Capital joint ventures and expected investments under our stock-buy back plan. Additionally, no significant maturities are scheduled under any of our borrowings until 2003.

Qualitative and Quantitative Disclosure About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates on existing variable rate debt and the repricing of fixed rate debt upon maturity. We monitor interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the three months ended March 31,2000 would have increased by approximately $80 thousand, based on average outstanding balances during that period.


Funds from Operations ("FFO")

We believe FFO should be considered in conjunction with net income and cash flows to facilitate a clear understanding of our operating results. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust's (NAREIT) definition of FFO which, effective January 1, 2000, now includes non-recurring results of operations, except those defined as "extraordinary items" under GAAP. Since we have historically not added back non-recurring items to our calculation, we were not required to restate prior period FFO amounts. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO, we add back only depreciation and amortization of revenue-producing property. As such, our FFO and FFO per share may not be comparable to other REITs that may add back total depreciation and amortization.

The following table illustrates the components of our FFO for the three months ended March 31, 2000 and March 31, 1999:

                                                              Three Months        Three Months
          Funds from Operations Attributable                         Ended               Ended
          to Company Shareholders:                          March 31, 2000      March 31, 1999
                                                            ----------------------------------
          Net Income                                             $  14,678             $13,755
          Loss/(Gain) on Sale of Assets*                              (595)                578
          Depreciation & Amortization                                9,193               8,356
          Depreciation from Unconsolidated Entities                    153                   -
          Less Depreciation of Non-Revenue Producing
            Property                                                  (914)               (572)
                                                            ----------------------------------

          Consolidated FFO                                       $  22,515             $22,117

          Minority Interest Share of (Loss)/Gain on Sale                67                 (66)
          Minority Interest Share of Depreciation &
            Amortization from Unconsolidated Entities                  (17)                  -
          Minority Interest Share of Depreciation &
            Amortization                                              (933)               (900)
                                                            ----------------------------------

          FFO Available to Company Shareholders                  $  21,632             $21,151
                                                            ==================================

*Excludes $295 gain on sale of undepreciated land.

During the first quarter of 2000, we declared a dividend per share of $0.69, which is an increase of 3.0% over the first quarter 1999 dividend of $0.67. As a qualified REIT, we are required to distribute a substantial portion of our net taxable income as dividends to our shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, our dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.


Legal Proceedings

On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style: Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by the our tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses, and believes that it has defenses to the claims in the suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set.

On November 15, 1999 a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, case no 99-3278 , also seeking the recovery of certain late and administrative fees paid by our tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case has been transferred to New York County, case no. 410589/00. The Company believes that it has defenses to the suit and intends to vigorously defend it. The case is currently in discovery and no trial date has been set.

While the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.


Forward Looking Statements and Risk Factors

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding: (a) anticipated future development, acquisition and expansion activity, (b) the impact of anticipated rental rate increases and our newly revised late fee policy on our revenue growth, (c) our 2000 anticipated revenues, expenses and returns, (d) future capital requirements, (e) sources of capital, and (f) sources of funds for payment of our indebtedness. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The following factors, among others, could cause actual results to differ materially from the forward-looking statements:

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

 . Competition could increase, adversely effecting occupancy and rental rates, thereby reducing our revenue.

 . Costs related to compliance with laws, including environmental laws could increase.

 . General business and economic conditions could change, adversely effecting occupancy and rental rates, thereby reducing our revenue.

 . Other risk factors exist as described in our Annual Report on Form 10-K for the year ended December 31, 1999 and other reports filed from time to time with the Securities and Exchange Commission.

We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances. Such statements speak only as of the date that they are made.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

See disclosure in the section entitled "Qualitative and Quantitative Disclosure About Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

None


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K.

a. Exhibit 10.1 Form of Employment Agreement between the Company and Dean Jernigan, effective February 3, 2000.

        Exhibit 10.2 Form of Employment Agreement between the Company and Christopher P. Marr, effective February 3, 2000.

        Exhibit 10.3 Form of Employment Agreement between the Company and John
        W. McConomy, effective February 3, 2000.

        Exhibit 10.4 Form of Employment Agreement between the Company and Francis C. Brown III, effective February 3, 2000.

        Exhibit 10.5 Form of Employment Agreement between the Company and Mark
        E. Yale, effective February 3, 2000.

        Exhibit 27 - Financial Data Schedule


b.      Reports on Form 8-K

        On May 2, 2000, we filed our current report on Form 8-K. The filing included information relating to our April 26, 2000 press release announcing our financial results for the first quarter of 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Dated:    May 15, 2000

                                   Storage USA, Inc.



                         By:       /s/ Christopher P. Marr
                                   -----------------------
                                    Christopher P. Marr
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

10.1 Form of Employment Agreement between the Company and Dean Jernigan, effective February 3, 2000.

10.2           Form of Employment Agreement between the Company and Christopher
               P. Marr, effective February 3, 2000.

10.3           Form of Employment Agreement between the Company and John W.
               McConomy, effective February 3, 2000.

10.4           Form of Employment Agreement between the Company and Francis C.
               Brown III, effective February 3, 2000.

10.5           Form of Employment Agreement between the Company and Mark E.
               Yale, effective February 3, 2000.