Form 10-Q
period 2000-06-30
STORAGE USA INC
filed 2000-08-14
CIK 912116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 2000
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                        For the transition period from to

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

Common Stock, $.01 par value, 27,183,761 shares outstanding at August 1, 2000.

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements


                               Storage USA, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)
                 (amounts in thousands, except per share data)

                                                    Three months         Three months             Six months            Six months
                                                           ended                ended                  ended                 ended
                                                   June 30, 2000        June 30, 1999          June 30, 2000         June 30, 1999
                                              ------------------     ----------------     ------------------     -----------------
Operating Revenues:
Rental and other property income                        $ 63,724             $ 62,407               $123,290              $122,809
Service income                                             1,267                  441                  2,873                   718
Other income                                                 601                  947                  1,317                   935
                                              ------------------     ----------------     ------------------     -----------------

Total operating revenues                                  65,592               63,795                127,480               124,462
                                              ------------------     ----------------     ------------------     -----------------

Operating Expenses:
Cost of property operations & maintenance                 15,498               15,079                 31,228                30,112
Taxes                                                      5,450                5,280                 10,637                10,277
Costs of providing services                                  979                  385                  2,265                   710
General & administrative                                   3,649                4,107                  5,914                 7,805
Depreciation & amortization                               10,097                9,017                 19,291                17,373
                                              ------------------     ----------------     ------------------     -----------------

Total operating expenses                                  35,673               33,868                 69,335                66,277
                                              ------------------     ----------------     ------------------     -----------------

Income from property operations                           29,919               29,927                 58,145                58,185

Other income (expense):
Interest expense, net                                    (11,478)             (10,416)               (22,525)              (21,263)
                                              ------------------     ----------------     ------------------     -----------------

Income before minority interest                           18,441               19,511                 35,620                36,922
  and gain/(loss)

Gain/(Loss) on sale of assets                                  -                  441                    890                  (137)
                                              ------------------     ----------------     ------------------     -----------------

Income before minority interest                           18,441               19,952                 36,510                36,785

Minority interest                                         (3,357)              (3,420)                (6,748)               (6,498)
                                              ------------------     ----------------     ------------------     -----------------

Net income                                              $ 15,084             $ 16,532               $ 29,762              $ 30,287
                                              ==================     ================     ==================     =================

Basic net income per share                                 $0.55                $0.59                  $1.07                 $1.09
                                              ==================     ================     ==================     =================

Diluted net income per share                               $0.55                $0.59                  $1.07                 $1.08
                                              ==================     ================     ==================     =================


                 See Notes to Consolidated Financial Statements

                                Storage USA, Inc.
                           Consolidated Balance Sheets
                    (amounts in thousands, except share data)

                                                                             as of                   as of
                                                                     June 30, 2000       December 31, 1999
                                                                 ------------------    -------------------
                                                                    (unaudited)
Assets

Investments in storage facilities, at cost:
Land                                                                        426,651             $  441,080
Buildings and equipment                                                   1,246,393              1,229,812
                                                                 ------------------    -------------------
                                                                          1,673,044              1,670,892

Accumulated depreciation                                                   (112,993)               (94,538)
                                                                 ------------------    -------------------
                                                                          1,560,051              1,576,354

Cash & cash equivalents                                                       2,453                  1,699
Advances and investments in real estate                                     135,978                120,246
Other assets                                                                 71,243                 56,620
                                                                 ------------------    -------------------

    Total assets                                                         $1,769,725             $1,754,919
                                                                 ------------------    -------------------

Liabilities & shareholders' equity

Notes payable                                                            $  600,000             $  600,000
Line of credit borrowings                                                   154,960                105,500
Mortgage notes payable                                                       68,809                 70,163
Other borrowings                                                             43,204                 42,453
Accounts payable & accrued expenses                                          23,065                 22,940
Dividends payable                                                            18,816                 18,831
Rents received in advance                                                    11,689                 10,869
Deferred gain from contribution of self-storage facilities                   37,076                 37,125
                                                                 ------------------    -------------------

    Total liabilities                                                       957,619                907,881
                                                                 ------------------    -------------------

Minority interests:
Preferred units                                                              65,000                 65,000
Common units                                                                 83,405                 91,143
                                                                 ------------------    -------------------

    Total minority interests                                                148,405                156,143
                                                                 ------------------    -------------------

Commitments and contingencies

Shareholders' equity:
Common stock $.01 par value, 150,000,000 shares
 authorized, 27,269,114 and 27,865,932 shares issued
 and outstanding                                                                273                    279
Paid-in capital                                                             734,625                753,032
Notes receivable - officers                                                 (11,925)               (11,368)
Deferred compensation                                                          (458)                  (517)
Accumulated deficit                                                         (15,831)               (15,831)
Distributions in excess of net income                                       (42,983)               (34,700)
                                                                 ------------------    -------------------

    Total shareholders' equity                                              663,701                690,895
                                                                 ------------------    -------------------

    Total liabilities & shareholders' equity                             $1,769,725             $1,754,919
                                                                 ------------------    -------------------


                 See Notes to Consolidated Financial Statements

                               Storage USA, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                             (amounts in thousands)



                                                                  Six months ended      Six months ended
                                                                     June 30, 2000         June 30, 1999
                                                                 -----------------    ------------------
Operating activities:
Net income                                                              $   29,762            $   30,287

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                           19,291                17,373
    Minority interest                                                        6,748                 6,498
    (Gain)/Loss on exchange of self-storage facilities                        (890)                  137
    Changes in assets and liabilities:
     Other assets                                                          (18,914)               (6,619)
     Other liabilities                                                       1,433                 5,637
                                                                 -----------------    ------------------
Net cash provided by operating activities                                   37,430                53,313
                                                                 -----------------    ------------------

Investing activities:
Acquisition and improvements of storage facilities                         (12,987)              (59,228)
Proceeds from sale/exchange of storage facilities                           21,682               137,130
Development of storage facilities                                          (18,729)              (29,062)
Net change in funds in escrow account used for asset acquisition                 -               (51,679)
Advances and investments in real estate                                     (9,846)              (15,202)
Proceeds from liquidation of advances and  investments in real               6,344                16,607
 estate
                                                                 -----------------    ------------------
Net cash used in investing activities                                      (13,536)               (1,434)
                                                                 -----------------    ------------------

Financing activities:
Net (repayments)/borrowings under line of credit                            49,460                (3,597)
Mortgage principal payments                                                   (831)               (3,417)
Other borrowings principal payments/payoffs                                   (100)               (1,102)
Payment of debt issuance costs                                                  (4)               (1,084)
Cash dividends                                                             (38,044)              (36,422)
Preferred unit dividends                                                    (2,884)               (2,452)
Proceeds from issuance of stock                                                148                     -
Repurchase of common stock                                                 (25,967)                    -
Payments on notes receivable                                                    43                    54
Distribution to minority interest capital                                        -                  (233)
Distribution to minority interests                                          (4,961)               (4,869)
Other financing transactions, net                                                -                 1,876
                                                                 -----------------    ------------------
Net cash used in financing activities                                      (23,140)              (51,246)
                                                                 -----------------    ------------------

Net increase in cash and equivalents                                           754                   633
Cash and equivalents, beginning of period                                    1,699                 2,823
                                                                 -----------------    ------------------
Cash and equivalents, end of period                                     $    2,453            $    3,456
                                                                 -----------------    ------------------


Supplemental schedule of non-cash activities:
 Equity share of joint venture received in exchange for assets          $    6,526            $    5,900
 Note received in consideration for facility/land sold                       2,200                   875
 Common Stock issued in exchange for notes receivable                          756                     -
 Common Stock received in payment of notes receivable                          156                     -
 Shares issued to Directors                                                    160                   160
 Storage facilities acquired in exchange for
  Partnership Units                                                              -                 4,238
 Restricted stock issued                                                         -                   246
 Partnership Units exchanged for shares of
   common stock                                                              8,234                 5,717
 Exchange of storage facilities (net)                                            -                   137
                                                                 -----------------    ------------------



                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
            (amounts in thousands, except share and per share data)


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

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.   Organization
     ------------

     Storage USA, Inc. (the "Company") a Tennessee corporation, was formed in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. The Company is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through the Partnership. Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At June 30, 2000 and December 31, 1999, respectively, the Company owned approximately 88.8% and 88.4% of the partnership interest in the Partnership.

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

3.  Summary of Significant Accounting Policies
    ------------------------------------------

     Rental and Other Property Income

     Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Below is a summary of rental and other property income for the second quarter and for the six months ended June 30, 2000:


                                             Three months      Three months       Six months        Six months
                                                 ended            ended             ended             ended
                                             June 30, 2000    June 30, 1999     June 30, 2000     June 30, 1999
                                          -----------------------------------------------------------------------
Rental Income                                    $62,805           $61,441          $121,251          $120,848
Other Property Specific Income                       919               966             2,039             1,961
                                          -----------------------------------------------------------------------
Total Rental and Other Property Income           $63,724           $62,407          $123,290          $122,809
                                          =======================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
                  (amounts in thousands, except per share data)



     Service Income

     Service income consists of revenue derived from providing services to third parties and related joint ventures. These services include the management of self-storage facilities, as well as general contractor, development and acquisition services provided to the GE Capital Corp Development and Acquisition Ventures ("GE Capital Ventures"). Below is a summary of service income for the second quarter and for the six months ended June 30, 2000:


                                          Three months       Three months         Six months         Six months
                                                 ended              ended              ended              ended
                                         June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                                      ---------------------------------------------------------------------------
         Management fees                      $  686               $441             $1,298               $718
         General Contractor fees                 184                  -                633
         Development fees                        120                  -                665
         Acquisition fees                        277                  -                277
                                      ---------------------------------------------------------------------------
         Total service income                 $1,267               $441             $2,873               $718
                                      ===========================================================================



     Other Income
     Other income consists solely of the Company's proportionate share of the net income of equity investments including joint ventures and Franchise.

     Interest Expense, net
     Interest income and expense are netted together and the breakout of income and expense is as follows:


                                           Three months       Three months          Six months          Six months
                                                  ended              ended               ended               ended
                                          June 30, 2000      June 30, 1999       June 30, 2000       June 30, 1999
                                       ----------------------------------------------------------------------------

             Interest income                    $  3,335            $  3,310            $  6,674           $  6,302
             Interest expense                    (14,813)            (13,726)            (29,199)           (27,565)
                                       ----------------------------------------------------------------------------
             Interest expense, net              $(11,478)           $(10,416)           $(22,525)          $(21,263)
                                       ============================================================================


     Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or shareholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
                  (amounts in thousands, except per share data)



4.  Investment in Storage Facilities
    --------------------------------

     The following table summarizes the activity in storage facilities during the period:

               Cost:
                        Balance on January 1, 2000              $1,670,892
                        Property Acquisitions                        3,169
                        Development Investment                      18,729
                        Disposition of Property                    (29,533)
                        Improvements and other                       9,787
                                                     ---------------------
                        Balance on June 30, 2000                $1,673,044
                                                     ======================


               Accumulated Depreciation:
                        Balance on January 1, 2000              $   94,538
                        Additions during the period                 18,500
                        Disposition of Property                        (45)
                                                     ----------------------
                        Balance on June 30, 2000                $  112,993
                                                     ======================


     The preceding cost balances include facilities acquired through capital leases of $31,395 at June 30, 2000 and $31,334 at December 31, 1999 and construction in progress of $43,980 at June 30, 2000 and $89,870 at December 31, 1999. Also included above is $14,500 at June 30, 2000 and $11,800 at December 31, 1999 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $1,102 at June 30, 2000 and $771 at December 31, 1999.

     The Company acquired one self-storage facility for $3,200 during the second quarter. The Company also placed into service three developed facilities during the quarter, representing a $15,100 investment.

5.   Advances and Investments in Real Estate
     ---------------------------------------

     Advances

     As of June 30, 2000 and December 31, 1999, $121,451 and $117,022
     respectively of advances had been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. The loans are collateralized by the property.

     Joint Ventures

     Fidelity Venture

     On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company contributed 32 self-storage facilities with a fair value of $144,000 to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131,000. The Company recognized $367 in equity earnings from the Fidelity Venture and $341 in management fees for operating the venture's properties in the second quarter. For the six months ended June 30, 2000, $639 in equity earnings have been recognized, as well as $664 in management fees. As of June 30, 2000, the Company had a recorded negative investment balance in the Fidelity Venture of $219. The following table summarizes certain financial information related to the Fidelity Venture:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                 June 30, 2000
                 (amounts in thousands, except  per share data)


                                           Three months          Six months
                                                  ended               ended
                                          June 30, 2000       June 30, 2000
                                        ----------------   -----------------
            Income Statement:
               Property revenues                  $5,764            $ 11,113
               Property expenses                   1,810               3,669
               Net Operating Income                3,954               7,444
               Net income                          1,469               2,556
            Balance Sheet:
               Total assets                                         $149,246
               Total debt                                             92,327



     GE Capital Ventures

     On December 1, 1999, the Company formed two joint ventures with GE Capital Corp ("GE Capital"), the "Acquisition Venture" and "Development Venture," providing for a total investment capacity of $400,000 for acquisitions and development of self-storage facilities. The Company has a 25% interest in the $160,000 Development Venture and a 16.7% interest in the $240,000 Acquisition Venture. During the first quarter, the Company transferred nine projects that were in various stages of development into the GE Capital Development Venture, representing projected aggregate total costs of $53,000. The projects were transferred to the Development Venture at
     the Company's cost of $26,030.   The Company received $19,856 in cash, and
     recorded an investment in the venture of $6,526, representing a 25% interest.

     On February 14, 2000, the Development Venture closed on a credit facility with a commercial bank. Under the facility, the Development Venture can borrow up to 50% of the cost of each project. The borrowings are supported by mortgages which are non-recourse to the joint venture partners, except for an environmental indemnification and construction completion guaranty
     that SUSA Partnership, L.P. will provide.   The facility bears interest at
     various spreads over the Eurodollar Rate. During the second quarter, the Development Venture invested a total of $4,788 in construction. As of June 30, 2000, the Development Venture had one property open and operating and eight in design and construction.

     Also during the second quarter, the Acquisition Venture closed on a debt facility with a group of commercial banks. Under this facility, the Acquisition venture can borrow up to 50% of the lesser of the cost or appraised value of the acquired properties. The facility is secured by those properties, and bears interest at various spreads over LIBOR. The Acquisition Venture proceeded during the quarter to acquire five self-storage facilities for a cost of approximately $32,400. Four of the properties are located in Chicago with the fifth in New York City.

     The Company has recognized certain fees related to the GE Capital Ventures as summarized below:

                                             Three months          Six months
                                                    ended               ended
                                            June 30, 2000       June 30, 2000
                                         -----------------    ----------------
General contractor fees                               $184              $  633
Development fees                                       120                 665
Acquisition fees                                       277                 277
Management fees                                          -                  23
                                         -----------------    ----------------
                                                      $581              $1,598
                                         -----------------    ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                 June 30, 2000
                 (amounts in thousands, except  per share data)



     The Company has recognized $5 in equity earnings from the GE Capital Ventures for the six months ended June 30, 2000, all relating to the second
     quarter.   The Company has also recognized $109 in amortization expense for the second quarter of 2000, and $181 amortization expense for the six months ended June 30, 2000 for costs relating to the amortization of the difference between the Company's cost and the underlying equity in the Ventures' net assets. As of June 30, 2000, the Company had a combined recorded investment of $14,776 in the GE Capital Ventures. The following table summarizes certain financial information related to the Ventures for the quarter and the six months ended June 30, 2000:


                                            3 months ended June 30, 2000           6 months ended June 30, 2000
                                       ----------------------------------------------------------------------------
                                            Development       Acquisition          Development       Acquisition
                                                Venture           Venture              Venture           Venture
                                       ------------------------------------   -------------------------------------
            Income Statement:
            Property revenues                   $ 28           $     -              $    32            $   334
            Property expenses                     46                 -                   74                 67
            Net Operating Income (loss)          (18)                -                  (42)               267
            Net income (loss)                    (58)                -                  (83)               146
            Balance Sheet:
            Total assets                                                            $32,343            $34,768
            Total third party debt                                                    9,574                -


     Other Ventures

     The Company has equity interests in several single facility joint ventures. As of June 30, 2000, the Company had a combined recorded negative investment balance in the other joint ventures of $30.



6.    Other Assets
      ------------

                                                            As of               As of
                                                          June 30,       December 31,
                                                             2000                1999
                                             -----------------------------------------

Deposits                                                  $ 4,770             $ 4,147
Deferred costs of issuances of
   notes payable                                            9,029              10,006
Accounts receivable                                         3,934               4,855
Mortgages receivable                                        5,912               4,449
Notes receivable                                           10,989               7,445
Other receivables                                           6,055               4,988
Advances and investments in Franchise                      21,724              13,906
Other                                                       8,830               6,824
                                             ----------------------------------------
Total Other Assets                                        $71,243             $56,620
                                             ========================================



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                 June 30, 2000
                 (amounts in thousands, except  per share data)



                                                                  As of
           Line of Credit Borrowings                          June 30, 2000
           --------------------------------------------------------------------
           Total lines of credit                                       $240,000
           Borrowings outstanding                                      $154,960
           Weighted average daily interest
               rate year-to-date                                           7.37%


     The Company from time to time assumes mortgages on facilities acquired. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. The following table provides information about the mortgages:



             Mortgage Notes Payable
             as of June 30, 2000                      Face Amount         Maturity Range
             ------------------------------------------------------------------------------
             Fixed rate                                        $57,541            2000-2021
             Variable rate                                       5,278            2006-2016
                                                    ---------------------------------------
                                                               $62,819
             Premiums                                            5,990
                                                    ------------------
             Mortgage notes payable                            $68,809



     The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.


     Other Borrowings
     as of June 30, 2000                    Face Amount            Carry Value         Imputed Rate
     -------------------------------------------------------------------------------------------------

     Non-interest bearing notes                    $ 9,150                $ 8,667                 7.50%
     Deferred units                                 12,000                 10,639                 7.50%
     Capital Leases                                      -                 23,898                 7.50%
                                       ---------------------------------------------------------------
                                                                          $43,204
                                                               ==================



     During the six months ended June 30, 2000, total interest paid on all debt was $31,118 and total interest capitalized for construction costs was $2,583.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                 June 30, 2000
                 (amounts in thousands, except  per share data)



8.  Income per Share
    ----------------

     Basic and diluted income per share is calculated as presented in the following table:


                                                    Three months   Three months        Six months     Six months
                                                           ended          ended             ended          ended
                                                   June 30, 2000  June 30, 1999     June 30, 2000  June 30, 1999
                                                 ----------------------------------------------------------------
Basic net income per share:
   Net income                                          $  15,084      $  16,532         $  29,762      $  30,287
   Basic weighted average
     common shares outstanding                             27,526         27,924           27,688         27,881
   --------------------------------------------------------------------------------------------------------------
   Basic net income per share                          $    0.55      $    0.59          $   1.07       $   1.09

Diluted net income per share:
   Net income                                          $  15,084      $  16,532         $  29,762      $  30,287
   Minority interest relating to limited
     partners of the Partnership                           1,920          2,138             3,825          3,933
   Net income before minority interest relating
                                                 ----------------------------------------------------------------
     to limited partners of the Partnership            $  17,004      $  18,670         $  33,587      $  34,220

   Basic weighted average
     common shares outstanding                            27,526         27,924            27,688         27,881
   Weighted average Partnership Units
     outstanding                                           3,449          3,634             3,494          3,638
   Basic weighted average common shares
     and partnership units outstanding                    30,975         31,558            31,182         31,519
   Dilutive effect of stock options                           47            122                50             81
                                                 ----------------------------------------------------------------
   Diluted weighted average common shares
     and partnership units outstanding                    31,022         31,680            31,232         31,600
                                                 ----------------------------------------------------------------
   Diluted net income per share                        $    0.55      $    0.59          $   1.07       $   1.08





9.   Commitments
     -----------

     As of June 30, 2000, the Company is committed to advance an additional $16,348 to franchisees of Franchise for the construction of self-storage facilities. These advances are collateralized by the facility. The Company is a limited guarantor on $7,768 of loan commitments made by third party lenders to franchisees of Franchise. This entire amount has been funded as of June 30, 2000.


10.  Subsequent Events
     -----------------

     From June 30, 2000 to July 14, 2000, the Company completed the acquisition of one self-storage facility for approximately $3.1 million and also acquired the remaining franchisee equity interest in two franchised properties for $1.3 million. These two facilities are located in New York and Florida. These acquisitions were financed primarily through operating cash flows and borrowings under available lines of credit. The Company has entered into no further property acquisition contracts to date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                  June 30, 2000
                  (amounts in thousands, except per share data)



     The Company also continued with its Board-authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. Between July 1 and August 1, 2000, an additional 86 shares were repurchased at an average price of approximately $30 per share. The total of 1,194 shares as of August 1, 2000 represents approximately 85% of the announced repurchase.


11.  Legal Proceedings
     -----------------

     On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed indefinitely. The stay was entered in part because of a new statute passed by the Maryland legislature relating to late fees. The constitutionality of that statute has been challenged in an unrelated litigation not involving the Company.

     On November 15, 1999, a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., case no 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case has been transferred to New York County, case no. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. The Company believes that it has defenses to the suit and intends to vigorously defend it, including opposing the Motion for Class Certification.

     On March 28, 2000, separate actions (now consolidated) were commenced in the Supreme Court of the State of New York, New York County styled SMB Hochman Partners, et al. v. Goldman, et al., Index No. 601346/00 and Kramer, et al. v. Goldman, et al., Index No. 601347/00, by certain limited partnerships and their limited partners relating to the sale to the Partnership of two storage facilities located in Westchester County, New York. The consolidated action alleges fraud and breach of fiduciary duty by the general partners of the limited partnerships in connection with their negotiation of the sale of the facilities on behalf of the limited partnerships. It further alleges that the REIT and the Partnership aided and abetted the breach of fiduciary duty. The consolidated action seeks unspecified compensatory damages and $25 million in punitive damages. The Company believes it has defenses to the suit, which is in the early stages of discovery, and intends to vigorously defend it.

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


Overview
As of June 30, 2000, we owned, managed and franchised 521 facilities containing
35.2 million square feet in 31 states and the District of Columbia.

Internal Growth

The following table compares Same-Store Facilities for the quarter (330 properties owned since April 1, 1999) and for the first six months of 2000 (326 properties owned since January 1, 1999). Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.

                                                  Quarter Ended                                Six Months Ended
                                    --------------------------------------------   -----------------------------------------
Same-Store Results                  June 30, 2000   June 30, 1999   Growth %       June 30, 2000    June 30, 1999   Growth %
----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except occupancy and per square foot figures)
Revenues excluding late fees              $51,769         $49,057       5.5%              $99,433         $94,654       5.0%

Expenses
Operating Expenses                          9,186           8,778       4.6%               18,454          17,741       4.0%
Property Tax & Other                        5,727           5,658       1.2%               11,235          11,325      (0.8%)
Total Expenses                             14,913          14,436       3.3%               29,689          29,066       2.1%
                                  -----------------------------------------------------------------------------------------

NOI excluding late fees                   $36,856         $34,621       6.5%              $69,744         $65,588       6.3%
                                  -----------------------------------------------------------------------------------------

Late fee Income                             1,716           2,960     (42.0%)               3,134           5,933     (47.2%)

NOI including late fees                   $38,572         $37,581       2.6%              $72,878         $71,521       1.9%
                                  =========================================================================================

Physical Occupancy                           85.8%           86.4%     (0.6%)                84.8%           85.5%     (0.7%)
Scheduled Rent per Square Foot            $ 11.82         $ 11.28       4.8%              $ 11.85         $ 11.27       5.1%
Realized Rent per Square Foot             $ 10.82         $ 10.15       6.6%              $ 10.66         $ 10.05       6.1%


o Our Same-Store Facilities achieved 6.5% NOI growth excluding late fees in the second quarter of 2000, and a 2.6% growth including late fees, as compared to the same quarter in 1999. The 6.5% NOI growth without late fees resulted from revenue increases of 5.5%, offset by expense growth of 3.3%. For the six months ended June 30, 2000, same-store NOI excluding late fees grew 6.3%, due to revenue increases of 5.0% offset by expense growth of 2.1%.

o The revenue increase of 5.5% for the quarter was driven by an increase in realized rent per square foot of 6.6% partially offset by a 0.6 percentage point decrease in physical occupancy. For the six months ending June 30, there was a 5.0% increase in revenues over the same period last year, caused by a 6.1% increase in realized rent per square foot, partially offset by a
   0.7 percentage point decrease in physical occupancy.

o Our operating expenses grew 4.6% over the second quarter of 1999 and 4.0% over the first six months of 1999. This growth is primarily attributable to increases in repairs and maintenance expense, health insurance and utilities. Meanwhile, property tax and other expenses increased 1.2% over the second quarter of 1999 and decreased 0.8% over the first six months of 1999. The second quarter increase is mainly due to timing, while the year to date decrease is attributable to significant reductions in property and liability insurance costs experienced in the first quarter.

The following table lists changes in the 10 largest same-store markets (on a percentage of year to date same-store NOI basis, excluding late fees) and the change in net rental income, realized rent per square foot, and occupied square feet for the second quarter of 2000 versus the same period in 1999, as well as for the six months ended June 30. The largest 10 markets in total represent 68.2% of the total same-store NOI.

                                                            % of  Change in Net Rental     % Change in         % Change in
                                                 # of   YTD same-       Income (1)       Realized RPSF (2)    Occupied sq. ft.
Market                                      Facilities  store NOI         QTD       YTD        QTD      YTD       QTD      YTD
------------------------------------------------------------------------------------------------------------  -----------------
Los Angeles-Riverside-Orange County, CA            45       17.8%        9.6%      9.1%       9.1%     9.1%      0.4%     0.1%
New York-N. New Jersey-Long Island, NY             25       14.9%        7.3%      7.0%       6.7%     7.5%      0.5%   (0.4%)
Washington-Baltimore, DC-MD-VA-WV                  21        9.8%        4.4%      4.3%       7.5%     6.5%    (2.8%)   (2.0%)
Miami-Fort Lauderdale, FL                          15        6.5%        8.5%      6.1%      10.8%     8.0%    (2.1%)   (1.8%)
Philadelphia-Wilm-Atlantic City, PA-NJ             14        4.0%        4.5%      3.6%       6.8%     5.9%    (2.2%)   (2.2%)
San Francisco-Oakland-San Jose, CA                  8        3.3%        3.0%      2.0%       8.4%     5.5%    (5.0%)   (3.3%)
Detroit, Ann Arbor-Flint, MI                       12        3.1%        9.0%      9.0%       7.3%     8.1%      1.6%     0.8%
Phoenix,-Mesa, AZ                                  15        3.1%        5.9%      4.7%       6.8%     6.9%    (0.0%)   (2.0%)
Dallas-Forth Worth, TX                             10        3.1%        2.2%      2.4%       2.7%     2.0%    (4.0%)     0.3%
San Diego, CA                                       6        2.6%        7.0%      6.6%       9.0%     8.6%    (1.9%)   (1.8%)



      (1) The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.
      (2) Rent Per Square Foot.

External Growth

Acquisitions
There was one new property acquisition in the second quarter of 2000. This new self-storage facility, in the Denver, Colorado market, increased our total available square feet by approximately 67 thousand at a cost of $3.1 million. We expect that the majority of property acquisitions transacted throughout the remainder of the year will be through the General Electric Capital Corporation ("GE Capital") Acquisition Venture. There were no new property acquisitions during the first quarter of 2000.

New Development and Expansion
The following newly developed and expanded facilities were opened in the first and second quarters of 2000:


                                              Developments                                          Expansions
                                Number of          Total         Net Rentable        Number of         Total        Net Rentable
Quarter ended                   Facilities      Investment        Square Feet        Facilities     Investment       Square Feet
----------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except number of facilities)
March 31, 2000                        -            $     -              -                4           $4,814               86
June 30, 2000                         3            $15,059            206                3           $3,702               53
                             -----------------------------------------------------------------------------------------------
Total year-to-date                    3            $15,059            206                7           $9,168              139
                             ===============================================================================================


In connection with our joint ventures with GE Capital discussed in the Financing section below, we transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, and were transferred to the venture at our cost of $26.0 million. We do plan to continue the development of eight new facilities within the REIT. The following chart summarizes the details of these eight projects as well as our expansion projects under construction or in construction planning as of June 30, 2000:


                                                      Square       Expected        Investment        Remaining
                                       # of Prop.      Feet       Investment         to Date        Investment
-----------------------------------------------------------------------------------------------------------------
(amounts in thousands except for number of facilities)
Total development in process                   8         584        $53,640          $28,079          $25,561
Total expansions in process                   19         450        $26,096          $ 5,648          $20,448
                                    -------------------------------------------------------------------------
Total                                         27       1,034        $79,736          $33,727          $46,009
                                    =========================================================================

The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.


                                    3rd Qtr 00  4th Qtr 00     2001-2002       Total
                                    -------------------------------------------------
          (amounts in  thousands)
          Development               $ 4,077       $16,372       $33,191       $53,640
          Expansions                  1,434         2,939        21,723        26,096
                                    -------------------------------------------------
          Total                     $ 5,511       $19,311       $54,914       $79,736
                                    =================================================


Financing

During the fourth quarter of 1999, we formed two joint ventures with GE Capital, providing a total investment capacity of $400 million for acquisitions and development of self-storage properties. We plan to fund substantially all of
our new acquisition and development through 2001 through the GE Ventures.   As
stated above, in the "External Growth" section, we transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of June 30, 2000, the GE Development Venture had invested $32.3 million, of which $5.4 was funded through advances and investments by the Company. The GE Acquisition Venture had invested $34.8 million as of June30, 2000, of which $9.4 was funded through advances and investments by the Company.

In December of 1999, we announced a Board authorized plan to repurchase up to 5% of our common shares outstanding through open market and private purchases. The timing of the purchases, the length of time that the program will continue and the exact number of shares to be purchased is dependent upon prevailing market conditions. As of June 30, 2000, we had repurchased 1.108 million shares at an
average price of $29.97.   Subsequent to the end of the second quarter of 2000,
we purchased an additional 86 thousand shares at an average price of $30.08.
The total of 1.194 million shares repurchased as of August 1, 2000 represents approximately 85% of the announced repurchase.

Other Initiatives

On May 8, 2000, we announced the formation of a strategic alliance with Access Storage, S.A. and Millers Storage, S.A., the leading self-storage operators in Europe and Australia, respectively, to provide management advisory services. As part of the agreement, we received an option to purchase convertible debt and also to acquire up to a 20% interest in these companies, which are indirect
affiliates of Security Capital Group Incorporated.   We do not expect to
exercise such option in 2000.

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


Results of Operations

The following table reflects the profit and loss statement for the quarter ended June 30, 2000 and June 30, 1999, and for the six months ended June 30, 2000 and June 30, 1999, based on a percentage of total revenues and is used in the discussion that follows:

                                                Three months ended June 30,  Six months ended June 30,
                                                    2000           1999        2000             1999
        ---------------------------------------------------------------------------------------------
        Revenue
        Rental and other property income           97.2%          97.8%       96.7%            98.7%
        Service income                              1.9%           0.7%        2.3%             0.6%
        Other income                                0.9%           1.5%        1.0%             0.8%
        ---------------------------------------------------------------------------------------------
        Total Income                              100.0%         100.0%      100.0%           100.0%

        Expenses
        Property operations                        23.6%          23.6%       24.5%            24.2%
        Taxes                                       8.3%           8.3%        8.3%             8.3%
        Cost of Providing Services                  1.5%           0.6%        1.8%             0.6%
        General and administrative                  5.6%           6.4%        4.6%             6.3%



Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Following is a summary of rental and other property income for the second quarter and for the six months ended June 30, 2000.


                                                   Three months      Three months        Six months        Six months
                                                          ended             ended             ended             ended
                                                   June 30, 2000    June 30, 1999     June 30, 2000     June 30, 1999
                                                -----------------------------------------------------------------------
      Rental Income                                       $62,805           $61,441          $121,251          $120,848
      Other Property Specific Income                          919               966             2,039             1,961
                                                -----------------------------------------------------------------------
      Total Rental and Other Property Income              $63,724           $62,407          $123,290          $122,809
                                                =======================================================================


Rental and other property income increased $1.3 million, or 2.1%, in the quarter ended June 30, 2000 compared to the same period in 1999, and increased $481 thousand, or 0.4%, in the six months ended June 30, 2000 compared to the same six months in 1999. The primary contributors to the increase in rental and other property income are summarized in the following table.


Rental and Other Property Income Growth in 2000 over 1999 for comparable periods ended June 30 (in thousands)

                                                 3 months ended June 30, 2000        6 months ended June 30, 2000
                                             ----------------------------------------------------------------------
                                                 Before                              Before
                                               Late fees   Late fees    Total      Late fees   Late fees     Total
                                             ----------------------------------------------------------------------
1999 acquisitions                                $ 2,662     $    51   $ 2,713       $ 5,421     $    99   $  5,520
1999 developments                                    728          13       741         1,306          24      1,330
1999 dispositions                                 (4,359)       (297)   (4,656)       (9,901)       (641)   (10,542)
Same-store facilities                              2,712      (1,244)    1,468         4,779      (2,799)     1,980
Other lease-up, expansion and development
  Facilities                                       1,142         (91)    1,051         2,388        (195)     2,193
                                             ----------------------------------------------------------------------
                                                 $ 2,885     $(1,568)  $ 1,317       $ 3,993     $(3,512)  $    481
                                             ----------------------------------------------------------------------



The one-time impact of our change in late fee policy, as described in our Form 10-K for the year ended 1999, produced an unfavorable $1.6 million variance in late fee revenue in the second quarter, or approximately 43.8%, and an unfavorable $3.5 million in late fee revenue for the six months ended June 30, 2000 compared to the same period in 1999, or 48.7%. Rental and other property income was also limited due to 1999 property dispositions, most notably the 32 properties contributed to the joint venture with Fidelity Management Trust Company in the second quarter of 1999. The impact of the dispositions was an unfavorable $4.4 million for the quarter and an unfavorable $9.9 million for the six months ended June 30. These reductions in rental and other property income were partially offset by increased revenues from 1999 acquisitions, $2.7 million for the quarter and $5.4 million for the six months ended June 30, and from 1999 developments, $728 thousand for the quarter and $1.3 million for the six months ended June 30. These two groups of properties were held for the full quarter and six months in 2000, versus partial periods in 1999. Growth in rental and other property income also occurred due to occupancy increases at our facilities currently in lease-up (including expansions and pre-1999 developments): $1.1 million for the quarter and $2.4 million for the six months ending June 30. The remaining $2.7 million growth for the quarter and $4.8 million for the six months ended June 30
occurred in Same-Store Facilities.   For the quarter, this was caused by an
approximate 6.6% increase in realized rent per square foot, from $10.15 in 1999 to $10.82 in 2000, partially offset by a slight decrease in physical occupancy, from 86.4% in 1999 to 85.8% in 2000. For the six months ended June 30, this Same-Store growth was caused by an approximate 6.1% increase in realized rent per square foot, from $10.05 in 1999 to $10.66 in 2000, partially offset by a slight decrease in physical occupancy, from 85.5% in 1999 to 84.8% in 2000.

As stated above, we reevaluated the amounts that we charge our customers for late fees and implemented reduced late fees in the first quarter of 2000. The impact of the change in late fee policy on our total revenues was and remains difficult to determine due to a number of factors: differences in late fee charges across the country; variances in late fee calculation in acquired facilities; and the discretion of facility managers to waive late fees. As set forth in our form 10-K for the year ended 1999, we established an estimate of as much as $5.0 million in reduced revenue in the year 2000 due to the policy change. After a review of our operations for the quarter of 2000, we increased our estimate for late fee revenue reduction to approximately $6.8 million. We believe that this estimate is still valid, although there can be no assurance that the reduction will be limited to this amount due to the factors set out above. You should refer to the discussions under "Legal Proceedings" and "Forward-Looking Statements and Risk Factors" for additional information relevant to our late fee policy.

Service income increased by $826 thousand from the second quarter of 1999 to the same period in 2000, and by $2.2 million from the first six months of 1999 to the same period in 2000. Service income also grew as a percentage of total revenue: from 0.7% in 1999 to 1.9% in 2000 in the second quarter; and from 0.6% in 1999 to 2.3% in 2000 for the six months ended June 30. The bulk of the increases, $581 thousand for the quarter and $1.6 million for the six months ended June 30, is due to the service fees received from the GE Capital Ventures. The ventures had no activity until March 2000, so there are no comparable general contractor, development or acquisition fees for 1999. The remaining increases are due to management fees, $245 thousand for the quarter and $580 thousand for the six months ended June 30, as a result of an increased number of managed and franchised facilities paying fees to the Company. There were 96 such properties as of June 30, 1999, compared to 116 as of June 30, 2000. One third of the 96 facilities at June 30, 1999 did not join our franchised group of properties until June, hence contributing only one month's fees to the 1999 totals. Below is a summary of service income for the second quarter and for the six months ended June 30, 1999 and 2000.

                                        Three months       Three months         Six months         Six months
                                               ended              ended              ended              ended
                                       June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                                       ------------------------------------------------------------------------
           Management fees                   $  686               $441             $1,298               $718
           General Contractor fees              184                  -                633
           Development fees                     120                  -                665
           Acquisition fees                     277                  -                277
                                       ------------------------------------------------------------------------
           Total service income              $1,267               $441             $2,873               $718
                                       ========================================================================


Other income consists solely of the Company's proportionate share of the net income of equity investments including joint ventures and Franchise. Other income decreased by $346 thousand from the second quarter of 1999 to the same period in 2000, and increased by $382 thousand from the first six months of 1999 to the same period in 2000. The quarterly change is primarily due to Franchise Corp.'s equity participation in the sale of some jointly held franchisee properties in the second quarter of 1999. The year to date increase of $382 thousand is due to the Company's income from its investment in the Fidelity joint venture. As the joint venture was formed in June 1999, only one month's income was recorded as of June 1999, compared to a full quarter and a full six months in 2000.

As a percentage of revenues, cost of property operations and maintenance remained constant between the second quarter of 1999 and the same period in 2000, at 23.6%. Actual expenses rose $419 thousand, from $15.1 million in 1999 to $15.5 million in 2000. For the six months ended June 30, cost of property operations and maintenance as a percentage of revenues increased slightly, from 24.2% in 1999 to 24.5% in 2000, reflecting a $1.1 million expense increase, from $30.1 million in 1999 to $31.2 million in 2000. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This was generally the case here, except for a few notable exceptions. Salary expense increased between the two periods, primarily due to two strategic initiatives commencing in 1999: the national reservation center and the internal information technology help desk. As stated, these departments started operations in 1999, and had gradually increasing expenses as staffing progressed. Comparatively, year 2000 contains expenses for two mature departments for a full quarter and for a full six months. Health insurance expense also showed a significant increase,
following what we believe is a national trend.   Finally, 2000 utility expenses
exceeded those of 1999 due to the unusually mild winter in 1999. Looking forward, we will also experience similar exceptions in property and liability insurance over the next twelve months. Effective July 1, 2000, higher premiums went into effect relating to our renewal of this coverage for the policy period July 1, 2000 through June 30, 2001. Premiums over the twelve month period will be approximately $500 thousand higher that those that were in place under the previous policy.

Tax expense as a percentage of revenues remained 8.3% for the second quarter of 1999 and 2000, and for the six months ended June 30, 1999 and 2000. Tax expense as a percentage of revenues tends to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth. This trend has been negated throughout the first six months of 2000 by the impact of property tax reassessments on a number of our larger facilities.

During the second quarter of 2000, the State of Tennessee passed legislation that granted REITs relief from a 1999 enacted law that subjects limited partnerships and limited liability corporations to the states excise and franchise tax (the "Tennessee Tax"). The legislation is retroactive to the beginning of the year and will eliminate the applicability of the Tennessee Tax to the Company. During 1999, we incurred approximately $600 of expense associated with such tax.

Costs of providing services increased from $385 thousand in the second quarter of 1999 to $979 thousand in the same period in 2000, and increased as a percentage of revenues from 0.6% to 1.5%. For the six months ended June 30, costs of providing services increased from $710 thousand in 1999 to $2.3 million in 2000, and increased as a percentage of revenues from 0.6% to 1.8%. This was due primarily to the new services provided in 2000, general contracting, development and acquisition services, and their corresponding costs. The costs of providing management services also increased as more managed properties were added to the Storage USA system between June 30 of 1999 and 2000.

General and administrative expenses ("G&A") as a percentage of revenues decreased from 6.4% in the second quarter of 1999 to 5.6% for the same period of 2000, indicative of a G&A expense decrease from $4.1 to $3.6 million between the two periods. G&A expenses as a percentage of revenues also decreased from 6.3% for the first six months of 1999 to 4.6% for the comparable period in 2000, indicative of an expense decrease from $7.8 to $5.9 million between the two
periods.   Contributing substantially to these decreases in expense was the classification in 2000 of development, construction and acquisition department overhead as part of the cost of providing services, continued benefits in 2000 from various cost containment programs and lower management bonus accruals in 2000 compared to 1999.

Depreciation and amortization expense increased from $9.0 million in the second quarter of 1999 to $10.1 million for the same period in 2000. For the six months ended June 30, depreciation and amortization expense increased from $17.4 in 1999 to $19.3 million in 2000. This was due to a $78.6 million increase in depreciable assets since June 30, 1999.

Interest income and expense are netted together for presentation. The breakout of income and expense follows:


                                     Three months       Three months          Six months          Six months
                                            ended              ended               ended               ended
                                    June 30, 2000      June 30, 1999       June 30, 2000       June 30, 1999
                                  ---------------------------------------------------------------------------
         Interest income               $  3,335            $  3,310            $  6,674           $  6,302
         Interest expense               (14,813)            (13,726)            (29,199)           (27,565)
                                  ---------------------------------------------------------------------------
         Interest expense, net         $(11,478)           $(10,416)           $(22,525)          $(21,263)
                                  ---------------------------------------------------------------------------
         Capitalized interest          $  1,165            $  1,029            $  2,583           $  2,161


Interest expense grew $1.1 million from the second quarter of 1999, $13.7 million, to the same period in 2000, $14.8 million. For the six months ended June 30, interest expense increased $1.6 million, from $27.6 in 1999 to $29.2 million in 2000. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest of $1.0 million in the second quarter of 1999 and $2.2 million for the six months ended June 30, 1999, and $1.2 million and $2.6 million for the comparable periods in 2000.




                                 Three months ended June 30,                  Six months ended June 30,
                         ----------------------------------------------------------------------------------------
                                 2000                 1999                   2000                 1999
                         ----------------------------------------------------------------------------------------
                                       Wtd Avg               Wtd Avg                Wtd Avg              Wtd Avg
                             Wtd Avg  Interest     Wtd Avg  Interest      Wtd Avg  Interest    Wtd Avg  Interest
Debt                       Borrowing      Rate   Borrowing      Rate    Borrowing      Rate  Borrowing      Rate
-----------------------------------------------------------------------------------------------------------------
Notes payable                600,000    7.37%      600,000     7.37%      600,000     7.37%    600,000     7.37%

Lines of credit              137,988    7.57%      101,385     6.03%      133,199     7.41%     96,752     6.12%

Mortgages payable             69,133    7.50%       66,593     7.50%       69,505     7.50%     67,052     7.50%

Leases & other
borrowings                    42,991    7.50%       47,439     7.50%       42,806     7.50%     47,578     7.50%





Interest income improved $25 thousand from the second quarter of 1999 to the same period in 2000. For the six months ended June 30, interest income increased approximately $400 thousand, from $6.3 million in 1999 to $6.7 million in 2000. This increase was due to additional advances from us to Franchisees since June 30, 1999, and the resulting interest growth. The remainder of the increase is from interest earned on amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits.

We recorded an $890 thousand gain on the sale of storage facilities in the first quarter of 2000. $414 thousand of that gain relates to the sale of two Columbus, Indiana storage facilities; $295 thousand to the sale of a non-operating development project in White Marsh, Maryland to a franchisee; and the remaining $180 to adjustments from prior period dispositions. There were no second quarter dispositions.

Minority interest expense represents the portion of income allocable to holders of limited partnership interest in the Partnership ("Units") and distributions payable to holders of preferred units. Minority interest expense showed little
change between the second quarter of 1999 and the same period in 2000.   For the
six months ended June 30, minority interest expense increased from $6.5 million in 1999 to $6.7 million in 2000. This increase is primarily due to preferred unit dividends.


Liquidity and Capital Resources

Cash provided by operating activities was $37.4 million during the six months ended June 30, 2000 as compared to $53.3 million during the same period in 1999. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $13.0 million during the first six months of 2000 for the acquisition and improvement of self-storage facilities compared to $59.2 million during the same period in 1999. $3.1 million of the $13.0 for 2000 reflects our single acquisition in the Denver, Colorado market, with the remaining $9.9 million representing improvements. The 1999 acquisition activity reflects the reinvestment of proceeds from the Fidelity transaction discussed below. We also received $21.7 million in proceeds from the sale/exchange of storage facilities in the first six months of 2000 consisting of: $1.0 million from the sale of two self-storage facilities in Indiana; $19.9 from the transfer of nine development projects to the GE Capital Development Venture; $463 thousand from the sale of another non-operating development project to a franchisee; and $332 thousand from the sale of vacant land adjacent to one of our operating facilities. As part of the GE Capital transaction, we also received a 25% equity interest in the venture valued at $6.5 million. In the transaction involving the single development project, we accepted a $2.2 million note and received the balance of the sales price in cash. In the first six months of 1999, we received $137.1 in proceeds from the sale/exchange of storage facilities, mostly from the Fidelity transaction.

In addition to improvements, we invested $18.7 million for the development and construction of self-storage facilities in the six months ended June 30, 2000, compared to $29.1 million for the same time period in 1999. There were 8 newly developed facilities and 19 expansions of existing facilities in process with $33.7 million cumulative invested at June 30, 2000. The total budget for these facilities is $79.7 million, of which $46.0 million remains to be invested. We invested $9.8 million in real estate during the first six months of 2000, compared to $15.2 million one year ago. In 2000, we have invested $6.5 million in cash in the GE Capital Ventures, and provided $3.3 million in financing to franchisees of Franchise. Proceeds were also received from certain franchisees, as four repaid their loans during the six months ended June 30, 2000, generating $6.3 million in cash. We have $16.3 million of loan commitments to franchisees to fund as of June 30, 2000. Additionally, we expect to invest approximately $9.3 million as part of our required equity contributions in the GE Capital joint ventures during the remainder of 2000.

Sometimes we acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of our common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At June 30, 2000 we had 3.4 million Units outstanding, of which the following Units were redeemable:

o 82 thousand Units for an amount equal to the fair market value ($2.4 million, based upon a price per Unit of $29.52 at June 30, 2000) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.
o 3.3 million Units for amounts equal to the fair market value ($98.7 million, based upon a price per Unit of $29.52 at June 30, 2000) payable by us in cash or, at our option, in shares of our common stock at the initial exchange ratio of one share for each Unit.

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

During the first six months of 2000, we repurchased, under our stock buy-back plan, 858 thousand shares of common stock at a total cost of $26.0 million. Subject to prevailing market conditions and price levels, we expect to commit an additional estimated $8.9 million during the remainder of 2000 to this plan to purchase up to a total of 5% of our outstanding shares, inclusive of shares repurchased in 1999.

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At June 30, 2000, we can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depository shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. Our lines of credit bear interest at various spreads over LIBOR. We had net borrowings in the six months ended June 30, 2000 of $49.5 million. For the same period in 1999, net repayments totaled $3.6 million. We currently have a $200 million unsecured revolving credit line with a group of commercial banks, bearing interest at a spread of 120 basis points over LIBOR, based on our current debt rating and maturing on March 31, 2002. We also have a $40 million line of credit with a commercial bank. The line bears interest at spread over LIBOR, matures on July 1, 2001, and is renewable at that time.

We paid approximately $38.0 million in dividends and $5.0 in minority interest distributions during the first six months of 2000, compared to $36.4 million in dividends and $4.9 million in distributions during the same period in 1999. The dividend rate was increased 3%, from $.67 to $.69 per share, between the two periods. Preferred unit dividends also increased from 1999 to 2000, from $2.5 million to $2.9 million for the six months ended June 30.

We expect to incur approximately $4.5 million for scheduled maintenance and repairs during 2000 and approximately $5.8 million to conform facilities acquired from 1994 to 1999 to our standards of which $1.5 million for scheduled maintenance and $848 thousand for conforming acquired facilities has been incurred to date. In the second quarter of 2000, we committed to several new leases relating to corporate office space in Memphis. The leases have a term of fifteen years with estimated annual payments of $2.7 million. We have rented a portion of this space to others under several subleases at the same rent and substantially similar terms to our primary leases and expect to receive approximately $0.8 million annually from such subleases.

We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, equity commitments of the GE Capital joint ventures, dividend and distribution requirements and expected investments under our stock buy-back plan. Additionally, no significant maturities are scheduled under any of our borrowings until 2003.

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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the six months ended June 30, 2000 would have increased by approximately $140 thousand, based on average outstanding balances during that period.


Funds from Operations ("FFO")

We believe FFO should be considered in conjunction with net income and cash flows to facilitate a clear understanding of our operating results. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust's (NAREIT) definition of FFO which effective January 1, 2000, now includes non-recurring results of operations, except those defined as "extraordinary items" under GAAP. Since we have historically not added back non-recurring items to our calculation, we were not required to restate prior period FFO amounts. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO, we add back only depreciation and amortization of revenue-producing property. As such, Our FFO and FFO per share may not be comparable to other REITs that may add back total depreciation and amortization.

The following table illustrates the components of our FFO for the three months and six months ended June 30, 2000 and June 30, 1999.



                                                       Three Months    Three Months      Six Months       Six Months
    Funds from Operations Attributable                        Ended           Ended           Ended            Ended
    to Company Shareholders:                          June 30, 2000   June 30, 1999   June 30, 2000    June 30, 1999
                                                    ---------------- --------------- ---------------  ---------------
    (in thousands)


    Net Income                                              $15,084         $16,532         $29,762         $30,287

    Loss/(Gain) on Sale of Assets*                                -            (441)           (595)            137
    Depreciation & Amortization                              10,097           9,017          19,291          17,373
    Depreciation from Unconsolidated Entities                   183                             335              49
                                                                                 49
    Less Depreciation of Non-Revenue Producing               ($998)          ($592)        ($1,912)         ($1,164)
      Property
                                                    ---------------- --------------- ---------------  ---------------

    Consolidated FFO                                        $24,366         $24,565         $46,881         $46,682

    Minority Interest Share of Loss/(Gain) on Sale                -              51              67             (15)
    Minority Interest Share of Depreciation &
      Amortization from Unconsolidated Entities                (20)             (6)            (37)              (6)
    Minority Interest Share of Depreciation &
      Amortization                                          (1,011)           (969)         (1,944)          (1,869)
                                                    ---------------- --------------- ---------------  ---------------

    FFO Available to Company Shareholders                   $23,335         $23,641         $44,967          $44,792
                                                    ================ =============== ===============  ===============


*Excludes $295 gain on sale of undepreciated land in the first quarter of 2000.



During the second quarter of 2000, we declared a dividend per share of $0.69, which is an increase of 3.0% over the second quarter 1999 dividend of $0.67. To date, $1.38 per share in dividends have been declared, compared to $1.34 in

1999, again a 3.0% increase. As a qualified REIT, we are required to distribute a substantial portion of our net taxable income as dividends to our shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, our dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.


Legal Proceedings

On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed indefinitely. The stay was entered in part because of a new statute passed by the Maryland legislature relating to late fees. The constitutionality of that statute has been challenged in an unrelated litigation not involving the Company.

On November 15, 1999, a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., case no 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case has been transferred to New York County, case no. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. The Company believes that it has defenses to the suit and intends to vigorously defend it, including opposing the Motion for Class Certification.

On March 28, 2000, separate actions (now consolidated) were commenced in the Supreme Court of the State of New York, New York County styled SMB Hochman Partners, et al. v. Goldman, et al., Index No. 601346/00 and Kramer, et al. v. Goldman, et al., Index No. 601347/00, by certain limited partnerships and their limited partners relating to the sale to the Partnership of two storage facilities located in Westchester County, New York. The consolidated action alleges fraud and breach of fiduciary duty by the general partners of the limited partnerships in connection with their negotiation of the sale of the facilities on behalf of the limited partnerships. It further alleges that the REIT and the Partnership aided and abetted the breach of fiduciary duty. The consolidated action seeks unspecified compensatory damages and $25 million in punitive damages. The Company believes it has defenses to the suit, which is in the early stages of discovery, and intends to vigorously defend it.

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

o Competition for development sites could drive up costs, making it unfeasible for us to develop properties in certain markets.
o Increased development of new facilities in our markets could result in over-supply and lower rental rates.
o Amounts that we charge for late fees are under review, have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could change, materially affecting the results of operations.
o  The conditions affecting the bank, debt and equity markets could change.
o The availability of sufficient capital to finance our business plan on satisfactory terms could decrease.
o Competition could increase, adversely effecting occupancy and rental rates, thereby reducing our revenue.
o Costs related to compliance with laws, including environmental laws could increase.
o General business and economic conditions could change, adversely effecting occupancy and rental rates, thereby reducing our revenue.
o Other risk factors exist as described in our Annual Report on Form 10-K for the year ended December 31, 1999 and other reports filed from time to time with the Securities and Exchange Commission.

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

                           Part II- OTHER INFORMATION

Item 1. Legal Proceedings

See disclosure in the section entitled "Legal Proceedings" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 23.


Item 2. Changes in Securities and Use of Proceeds

None


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders.

On May 3, 2000, we held our Annual Meeting of Shareholders.
Three matters were submitted to the shareholders for consideration:

              1.  election of nine Directors (being all of our Directors);

              2. ratification of the selection of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2000; and

              3. a proposal to approve an amendment to our 1995 Employee Stock Purchase and Loan Plan, increasing the shares available under the plan from 750,000 to 1,250,000.

1.  Election of Nine Directors:

Director:                           For                  Withheld
----------------------------  ---------------       ------------------
C. Ronald Blankenship              25,847,263                   68,794
Howard P. Colhoun                  25,851,692                   64,365
Alan B. Graf, Jr.                  25,851,723                   64,334
Dean Jernigan                      25,851,823                   64,234
Mark Jorgensen                     25,851,823                   64,234
Caroline S. McBride                25,851,409                   64,648
John P. McCann                     25,850,823                   65,234
William D. Sanders                 25,847,823                   68,234
Harry J. Thie                      25,851,717                   64,340


2. Ratification of the selection of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2000.


                    For                        25,873,965
                    Against                        21,230
                    Abstain                        20,772

3. Proposal to approve an amendment to our 1995 Employee Stock Purchase and Loan Plan, increasing the shares available under the plan from 750,000 to 1,250,000.

                    For                        24,987,559
                    Against                       862,160
                    Abstain                        66,338

Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K.

a. Exhibit 10.1 Amendment No. 4 to the Company's 1995 Employee Stock Purchase and Loan Plan dated as of May 3, 2000.
     Exhibit 10.2 Employment Agreement between the Company and Bruce F. Taub, Senior Vice President, Acquisitions, dated as of February 3, 2000. Exhibit 27 - Financial Data Schedule


b.   Reports on Form 8-K

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


                         Dated:    August 14, 2000

                                   Storage USA, Inc.



                         By:       /s/ Christopher P. Marr
                                   -----------------------
                                   Christopher P. Marr
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                                                Description
-----------                                                -----------
10.1               Amendment No. 4 to the Company's 1995 Employee Stock Purchase
                   and Loan Plan dated as of May 3, 2000.

10.2               Employment Agreement between the Company and Bruce F. Taub,
                   Senior Vice President, Acquisitions, dated as of February 3,
                   2000.

27                 Financial Data Schedule