Form 10-K
period 2000-12-31
STORAGE USA INC
filed 2001-03-23
CIK 912116

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [NO FEE REQUIRED]

  For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from  to

                        Commission file number 001-12910

                               ----------------
                               Storage USA, Inc.
             (Exact name of registrant as specified in its charter)

               Tennessee                               62-1251239
    State or other jurisdiction of           (I.R.S. Employer Identification
     incorporation or organization                        No.)


      175 Toyota Plaza, Suite 700                         38103
              Memphis, TN                              (Zip Code)
    (Address of principal executive
               offices)

                                 (901) 252-2000
               Registrant's telephone number, including area code

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
         Common Stock $.01 par value                      New York Stock Exchange

          Securities registered pursuant to section 12(g) of the Act:

                                      None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of this registrant's knowledge, in a definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $895,271,668 as of January 31, 2001, based on 27,072,019 shares held by non-affiliates of the registrant and based upon the closing price of $33.0700 for the common stock on the New York Stock Exchange. (For this computation, the registrant has excluded the market value of all shares of our Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

                                   27,072,019
 (Number of shares outstanding of the registrant's Common Stock, as of January
                                   31, 2001)

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates certain information by reference from the registrant's definitive proxy statement to be filed with respect to the 2001 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item Description                                                          Page
 ---- -----------                                                          ----


                                    PART I


  1.  Business..........................................................     3

  2.  Properties........................................................    10

  3.  Legal Proceedings.................................................    12

  4.  Submission of Matters to a Vote of Security Holders...............    12


                                    PART II


  5.  Market for the Registrant's Common Equity and Related Stockholder
       Matters..........................................................    13

  6.  Selected Financial Data...........................................    13

  7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................    14

  7A. Quantitative and Qualitative Disclosure About Market Risk.........    26

  8.  Financial Statements and Supplementary Data.......................    27

  9.  Changes and Disagreements with Accountants on Accounting and
       Financial Disclosure.............................................    27


                                   PART III


  10. Directors and Executive Officers of the Registrant................    28

  11. Executive Compensation............................................    28

  12. Security Ownership of Certain Beneficial Owners and Management....    28

  13. Certain Relationship and Related Transactions.....................    28


                                    PART IV


  14. Exhibits, Financial Statements Schedules and Reports on Form 8-K..    29

                                     PART I

Item 1. Business

General

   Storage USA, Inc. (the "Company") is a Tennessee Corporation that was formed in 1985 to acquire, develop, construct, franchise, and own and operate self-storage facilities throughout the United States. On March 23, 1994, we completed an initial public offering (the "IPO"). We are the second largest owner and operator of self-storage space in the United States. At December 31, 2000, we owned 409 facilities containing 27.6 million net rentable square feet and managed 124 facilities for others (including 59 franchises) containing an additional 8.4 million net rentable square feet. Our owned and managed facilities are located in 31 states and the District of Columbia. We are structured as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT," in which substantially all of our business is conducted through SUSA Partnership, L.P. (the "Partnership"). Under this structure, we are able to acquire self-storage facilities in exchange for units of limited partnership interest, which permits the sellers to partially defer taxation of capital gains. At December 31, 2000, the Company had an approximate 88.8% partnership interest in the Partnership.

   In 1996, we formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. As of December 31, 2000, the Partnership owned 100% of the non-voting common stock of Franchise, and had a 97.5% economic interest in Franchise. The Partnership accounted for Franchise under the equity method and included its share of the profit or loss of Franchise in Other Income. On January 2, 2001, the Partnership acquired all of the outstanding voting stock of Franchise. Accordingly, the Partnership will consolidate Franchise for accounting purposes beginning in 2001.

Business Strategy

   Our business strategy involves a balanced combination of internal growth generated from our existing portfolio and external growth generated from the acquisition, development and franchising of new properties. Our internal growth strategy is to pursue an active leasing policy. This includes marketing available space and renewing existing leases at higher rents per square foot while controlling expense growth. In pursuing opportunities to expand the number of facilities in our system, we primarily seek to add facilities in those metropolitan areas in which we operate. We also selectively enter new markets that have desirable characteristics such as a growing population and a concentration of multifamily dwellings. Our intention is to acquire or develop facilities that have strong retail characteristics and that are attractively designed. By developing new facilitates, we believe long-term returns can be provided that could exceed returns achieved by acquired facilities and we are able to capitalize on unsaturated markets where suitable acquisition opportunities may be minimal or nonexistent. These locations may, in some instances, provide long-term returns greater than those available in typical suburban markets. We expect that our external growth strategy will continue to focus on a combination of on-balance sheet and joint venture activity to facilitate the acquisition of existing facilities and the development of new properties.

Significant Developments During 2000

  . On May 8, 2000, we announced the formation of a strategic alliance with Access Storage, S.A. and Millers Storage, S.A., the leading self-storage operators in Europe and Australia, respectively, to provide management advisory services. As part of the agreement, we received an option to purchase convertible debt and also to acquire up to a 20% interest in these companies, which are indirect affiliates of Security Capital Group Incorporated. These options were not exercised as of December 31, 2000.

  . Commencing May 1, 2000, we began offering our customers direct access to tenant insurance, which insures their goods against described perils, in all Storage USA facilities. The net profits from the premiums written during 2000 accrued to the benefit of a charitable trust established by the Company. The Real Estate Investment Trust ("REIT") provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act") became effective January 2, 2001, allowing income from "non-customary" services for taxable REIT subsidiaries. In accordance with this change in the law, profits from premiums written subsequent to 2000 will accrue to the benefit of a taxable REIT subsidiary wholly owned by the Partnership, in this case Storage USA Franchise Corp ("Franchise").

  . On July 7, 2000, Storage USA and Security Capital Group Incorporated
    ("Security Capital"), the U.S. based advisor to Security Capital U.S Realty ("U.S. Realty"), agreed that Security Capital's acquisition of the Storage USA common stock owned by U.S Realty would not be a "prohibited transfer" under the Strategic Alliance Agreement previously entered into by Storage USA and U.S Realty (see Strategic Alliance with Security Capital discussion for further details) and that in the event of such acquisition, Security Capital would be bound by the terms of the Strategic Alliance Agreement. Security Capital agreed, among other things, that in the event of such an acquisition, the standstill provisions of the Strategic Alliance Agreement would be extended from June 5, 2003 to December 4, 2004. On January 16, 2001, SCRealty Corporation, an indirect wholly-owned subsidiary of Security Capital acquired all shares of Storage USA common stock that were owned by U.S Realty.

Strategic Alliance with Security Capital

   On March 19, 1996, we entered into a Strategic Alliance Agreement with Security Capital US Realty ("US Realty), which was subsequently amended. The Strategic Alliance Agreement, among other things, permits US Realty to purchase up to 42.5% of our common stock and to participate in certain offerings of our equity securities. At January 19, 2001, US Realty owned 43.5% of our common stock. The incremental 1% of ownership above the agreed limit is the result of Storage USA's stock repurchase plan, which reduced the total number of outstanding shares by approximately 5%, thereby increasing U.S. Realty's proportionate ownership. On January 16, 2001, SCRealty Corporation, an indirect wholly-owned subsidiary of Security Capital acquired all shares of Storage USA common stock that were owned by U.S Realty. Under a July 7, 2000 letter agreement, Storage USA agreed to permit this transaction, provided that Security Capital agreed to be bound by the Strategic Alliance Agreement and that, among other things, the standstill provisions of that agreement were extended from June 5, 2003 to December 4, 2004.

   The Strategic Alliance Agreement places several restrictions on us. Pursuant to the Strategic Alliance Agreement, and until the first to occur of:

     (A) December 4, 2004, which can be extended; and

     (B) the first date following the date on which Security Capital's ownership of our common stock has been below 20% of the outstanding shares of common stock for a continuous period of 180 days, we may not:

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

    . own real property other than self-storage facilities or land suitable for the development of self-storage facilities whose value exceeds 10% of the aggregate value of our real estate assets at cost,

    . terminate our eligibility for treatment as a REIT for federal income tax purposes.

   Security Capital is restricted from acquiring more than 43.5% of our common stock without our consent. Security Capital is also restricted from certain other activities with respect to us including, among others, a restriction on selling our common stock until December 4, 2004 (provided it owns at least 20% of our common stock,) except pursuant to transfers in compliance with Rule 144 of the 1933 Securities Act, transfers pursuant to a negotiated transaction with a third party that would not own more than 9.8% of the outstanding shares and transfers to its affiliates, or to banks or similar institutions for purposes of securing a loan. These restrictions lapse if we, among other things, default under the Strategic Alliance Agreement, another investor acquires more than 9.8% of our outstanding common stock or other similar events occur.

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

   We monitor the development of self-storage facilities in our markets. We have facilities in several markets where we believe overbuilding has occurred, including the following:

  . Nashville, TN (represents 2.4% of the Company's total portfolio square footage "sq. ft.")

  . Las Vegas, NV (represents 2.1% of the Company's total portfolio sq. ft.)

  . Albuquerque, NM (represents 1.6% of the Company's total portfolio sq.
    ft.)

  . Atlanta, GA (represents 1.5% of the Company's total portfolio sq. ft.)

  . West Palm Beach, FL (represents 0.9% of the Company's total portfolio sq.
    ft.)

  . Salt Lake City, UT (represents 0.4% of the Company's total portfolio sq.
    ft.)

   In these markets we may experience a minimal reduction in Physical Occupancy and less growth in rental rates than other markets. As a result of the geographic diversity of our portfolio, we do not expect the potential for excess supply in these markets to have a significant impact on our financial condition or results of operations.

   We are the second largest self-storage operator, with 36.3 million square feet in 410 owned and 130 managed (including 59 franchises) facilities as of February 20, 2001. There are three other significant publicly traded REITs and numerous private and regional operators. These other companies may be able to accept more risk than we can prudently manage. This competition may reduce the number of suitable acquisition opportunities offered to us and increase the price required to acquire particular facilities. Further, we believe that competition could increase from companies organized with similar objectives. Nevertheless, we believe that the operations, development, and financial experience of our executive officers and directors along with our customer-oriented approach to management of self-storage facilities should enable us to compete effectively.

Inflation

   We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at our facilities allow for monthly rent increases, which provide us with the opportunity to achieve increases in rental income.

Seasonality

   Our revenues typically have been higher in the third and fourth quarter primarily because we increase our rental rates on most of our storage units at the beginning of May. This also occurs to a lesser extent because self-storage facilities tend to experience greater occupancy during the late spring, summer, and early fall months due to greater incidence of persons moving during those periods. Accordingly, a greater percentage of our customers come to us as a result of moving. We believe that our tenant mix, rental structure, and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to materially affect our results of operations.

Employees

   All persons referred to as our employees are employees of the Partnership or our subsidiaries (e.g. Franchise). As of December 31, 2000, we employed approximately 2,017 employees, of whom approximately 306 were employed part-time (fewer than 30 hours per week) on a regular basis. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Trademarks and Service Marks

   Storage USA uses a number of service marks including "Storage USA," "Total Satisfaction Guaranteed" and "PropertyMax." All service marks and copyright registrations associated with our business are in the name of the Partnership and expire over various periods of time, beginning in 2004. We intend to defend vigorously against infringement of our service marks and copyright registrations.

Governmental Regulation

   The conduct of the self-storage business is regulated by various federal and state laws, both statutory and common law, including those relating to the form and content of rental agreements for individual storage spaces and requirements relating to collection practices and imposition of late fees. Franchise is subject to certain Federal and state laws, regulating the sale of franchises and other practices with respect to the franchisor/franchisee relationship. Taxation of Real Estate Investment Trusts ("REIT") is subject to governmental regulation and interpretation of the Internal Revenue Code. The provisions are discussed in greater detail below in "Qualification as a Real Estate Investment Trust." Development of self-storage facilities is impacted by governmental authorities at the local level on matters such as land use and zoning, which can restrict the availability of land for development. However, we do not believe any of these restrictions will have a material impact on Storage USA.

Qualification as a Real Estate Investment Trust

   We have operated and intend to continue to operate so as to qualify as a REIT under the federal income tax laws. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. There are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.

   New regulations, administrative interpretations or court decisions could adversely affect our qualification as a REIT or the federal income tax consequences of such qualification. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to shareholders in computing our taxable income. We also would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

   On December 17, 1999, the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act") was signed into law. The Act includes several REIT provisions (the "REIT Provisions"). The REIT Provisions were effective January 1, 2001 and overhaul the existing tax rules applicable to taxable subsidiaries of REITs. Under the REIT provisions, we are allowed to own all of the stock in taxable REIT subsidiaries ("TRSs"). In addition, a TRS is allowed to perform "non-customary" services to our tenants (i.e. those types of services that would taint the rents from our tenants if provided by us). The use of TRSs, however, are subject to restrictions, including the following:

  . no more than 20% of the REIT's assets may consist of securities of TRSs;

  . the tax deductibility of interest paid or accrued by a TRS to its affiliated REIT would be limited; and

  . a 100% excise tax would be imposed on non-arm's length transactions between a TRS and its affiliated REIT or the REIT's tenants.

   We intend to restructure our ownership interests in our current taxable subsidiaries and establish additional taxable subsidiaries where it will benefit the Company, now that the Act is effective. On January 2, 2001, the Company took its first action based upon the newly implemented REIT provisions, acquiring all of the outstanding voting stock of Franchise.

   A REIT, which complies with the Code and distributes at least 90% of its taxable income to its shareholders, does not pay federal tax on its distributed income ("90% REIT distribution test"). A REIT was required to distribute at least 95% of its taxable income to its shareholders prior to the enactment and subsequent implementation of the REIT provisions contained in the Act. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The complexity of these rules is greater in the case of a REIT that holds its assets in partnership form. Furthermore, there are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, new regulations, administrative interpretations or court decisions could have a substantial adverse effect on our qualifications as a REIT or the federal income tax consequences. If we were to fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income. In this case, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

Environmental Matters

   We generally obtain Phase 1 environmental audits on all of our facilities from various outside environmental engineering firms. The purpose of the Phase 1 audits is to identify potential sources of contamination at these facilities and to assess the status of environmental regulatory compliance. The Phase 1 audits include the following:

  . historical reviews of the facilities;

  . reviews of certain public records;

  . preliminary investigations of the sites and surrounding properties;

  . visual inspection for the presence of asbestos;

  . PCBs and underground storage tanks; and

  . the preparation and issuance of a written report.

   A Phase 1 audit does not include invasive procedures, such as soil sampling or ground water analysis. In certain instances we obtain Phase 2 environmental audits or procedures in order to determine (using invasive testing) whether potential sources of contamination indicated in Phase 1 audits actually exist. While some of the self-storage facilities we have acquired have, in the past, been the subject of environmental remediation or underground storage tank removal, we are not aware of any contamination of facilities requiring remediation under current law. We will not take ownership of any acquisition facility prior to completing a satisfactory environmental review and inspection procedure. However, no assurance can be given that the Phase 1 and 2 audits have identified or will identify all significant environmental problems or that no additional environmental liabilities exist.

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

   The environmental audit reports received by us have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. We are not aware of any existing conditions that currently would be considered an environmental liability.

Nevertheless, it is possible that these reports do not or will not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given concerning the following:

  . that future laws, ordinances or regulations will not impose any material environmental liability;

  . that the current environmental condition of the facilities will not be affected by the condition of the properties in the vicinity of the facilities (such as the presence of leaking underground storage tanks); or

  . that tenants will not violate their leases by introducing hazardous or toxic substances into our facilities. We may be potentially liable as owner of the facility for hazardous materials stored in units in violation of a tenant's lease, although to date we believe we have not incurred any such liability.

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

Executive Officers of the Registrant

   The following information relates to our executive officers:

                             Positions and Offices Held and Principal
 Name and Age                Occupations or Employment During Past 5 Years
 ------------                ---------------------------------------------
 Dean Jernigan(55).......... Director, Chairman, President and Chief Executive
                              Officer since 1984. Since 1999, a Director of
                              Thomas & Betts, Inc.


 Christopher P. Marr(36).... Chief Financial Officer since August, 1998. Senior
                              Vice President, Finance and Accounting July 1997
                              to August 1998. Vice President, Financial
                              Reporting and Controller, Storage USA, Inc.,
                              August 1994 to July 1997. Senior Manager, Coopers
                              and Lybrand, January 1994 to August 1994.

 Karl T. Haas(49)........... Executive Vice President, Operations since March
                              1994.


 John W. McConomy(51)....... Executive Vice President, General Counsel and
                              Secretary since August 1998. Vice President and
                              Associate General Counsel, Harrah's
                              Entertainment, Inc., February 1996 to August
                              1998. Associate General Counsel, Harrah's
                              Entertainment, Inc. 1991-1996.

 Francis C. Brown, III(37).. Senior Vice President, E-Commerce since February
                              2000. Senior Vice President, Human Resources
                              February 1998 to January 2000. Vice President,
                              Human Resources, AutoZone, Inc. December 1993 to
                              February 1998. Director, Communications,
                              AutoZone, Inc. July 1991 to December 1993.

 Richard B. Stern(49)....... Senior Vice President, Development and
                              Construction since September 1999. Senior Vice
                              President, Development from June 1996 to August
                              1999. Vice President/Senior Portfolio Manager,
                              Kemper Corporation , October 1992 to January
                              1996.

 Bruce F. Taub(43).......... Senior Vice President, Acquisitions as of March
                              2000. Senior Vice President, Capital Markets from
                              January 2000 to March 2000. Senior Vice President
                              and General Counsel, Storage USA Franchise Corp.,
                              September 1998 to December 1999. Partner, Shapiro
                              and Olander, January 1991 to August 1998.

                    Positions and Offices Held and Principal
 Name and Age       Occupations or Employment During Past 5 Years
 ------------       ---------------------------------------------
 Mark E. Yale(35).. Senior Vice President, Financial Reporting since July 1999.
                     Vice President, Financial Reporting August 1998 through
                     June 1999. Senior Audit Manager, PricewaterhouseCoopers
                     LLP, January 1994 to July 1998.

Item 2. Properties

   The following are definitions of terms used throughout this discussion of our properties:

  . ""Physical occupancy" is the total net rentable square feet rented as of the date divided by the total net rentable square feet available.

  . ""Economic occupancy" is determined by dividing the expected income by the gross potential income.

  . ""Gross potential income" is the sum of all units available to rent at a facility multiplied by the market rental rate applicable to those units as of the date computed.

  . ""Expected income" is the sum of the monthly rent being charged for the rented units at a facility as of the date computed.

  . ""Rent Per Square Foot" is the annualized result of dividing gross potential income on the date by total net rentable square feet.

  . ""Direct Property Operating Cost" means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.

Self-Storage Facilities

   Our self-storage facilities offer customers fully enclosed units. The customer furnishes his/her own lock, therefore each unit is controlled only by that customer. The average size of a Company-owned facility is 67,500 square feet and contains an average of 666 units. At December 31, 2000, the average rent per square foot for our owned facilities was $12.41. The average direct expense per square foot for a Company owned facility is $2.00. According to Self-Storage Almanac--2001, the typical customer base for a self-storage facility is 72% residential, 19% commercial, 5% students and 4% military. At December 31, 2000, the average occupancy of the 409 facilities owned by us was 82% physical and 75% economic.

   Our self-storage facilities are located near major business and residential areas, and generally are clearly visible and easily accessible from major traffic arteries. Computer-controlled access gates, door alarm systems and video cameras, generally protect them. These facilities are typically constructed of one-story masonry or tilt-up concrete walls, with an individual roll-up door for each storage space and with removable steel interior walls to permit reconfiguration and to protect items from damage. Sites have wide drive aisles to accommodate most vehicles. At most of the facilities, a property manager lives in an apartment located on site. Climate-controlled space is offered in many facilities for storing items that are sensitive to extreme humidity or temperature. Some of the facilities provide paved, secure storage areas for recreational vehicles, boat and commercial vehicles. The facilities generally contain 400 to 1,000 units varying in size from 25 to 400 square feet. The majority of our tenants are individuals, ranging from high-income homeowners to college students to lower income renters, who typically store furniture, appliances and other household and personal items. Commercial users range from sales representatives and distributors storing inventory to small businesses that typically store equipment, records and seasonal items. The facilities generally have a diverse tenant base of 500 to 600 tenants, with no single tenant occupying more than one to two percent of the net rentable square feet of a facility.

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

Markets

   The following table provides summarized information regarding our owned facilities, including stabilized and non-stabilized properties, as of December 31, 2000.

                                              Available
                         Number of  Available   Square   Physical   Rent per   Economic
State                    Properties   Units      Feet    Occupancy Square Foot Occupancy
-----                    ---------- --------- ---------- --------- ----------- ---------
Alabama.................      2          826     104,975   79.2%     $ 9.40      76.0%
Arizona.................     18       11,412   1,100,512   77.4%     $10.47      70.9%
California..............     75       55,963   5,555,815   89.2%     $13.04      80.3%
Colorado................      3        1,999     223,426   76.8%     $10.25      70.1%
Connecticut.............      7        4,807     542,599   89.4%     $13.56      81.7%
Florida.................     31       25,108   2,294,723   79.6%     $13.75      72.6%
Georgia.................      6        3,759     438,108   73.3%     $ 9.31      65.5%
Illinois................      1          516      46,120   79.2%     $16.67      70.8%
Indiana.................     19        8,413     981,844   77.9%     $ 7.87      69.3%
Kansas..................      1          399      47,550   80.2%     $ 8.83      71.3%
Kentucky................      5        2,694     324,703   76.3%     $ 8.20      67.6%
Massachusetts...........     13        7,209     831,560   81.3%     $12.76      72.3%
Maryland................     17       13,269   1,238,022   80.2%     $16.51      73.9%
Michigan................     14        7,934     907,797   88.4%     $11.12      80.0%
Missouri................      1          539      61,855   74.9%     $ 8.25      70.2%
North Carolina..........      7        4,094     461,109   76.3%     $ 7.95      65.3%
New Jersey..............     18       12,471   1,219,530   84.7%     $16.46      77.9%
New Mexico..............     10        5,073     551,057   76.3%     $ 9.19      69.3%
Nevada..................     11        6,893     761,112   77.1%     $ 9.68      70.4%
New York................     23       26,095   1,549,106   84.8%     $23.26      77.5%
Ohio....................     25       11,152   1,524,255   76.8%     $ 7.95      70.2%
Oklahoma................     14        7,402     891,476   83.0%     $ 6.82      78.1%
Oregon..................      3        2,132     203,055   83.1%     $11.91      79.3%
Pennsylvania............      9        6,636     612,074   87.3%     $13.84      80.5%
Tennessee...............     37       20,531   2,481,267   73.8%     $ 9.44      65.7%
Texas...................     21       13,011   1,472,859   83.4%     $10.50      77.2%
Utah....................      2          996     136,985   83.2%     $ 8.12      76.3%
Virginia................     14        9,553     929,987   79.9%     $17.57      70.8%
Washington..............      2        1,338     130,050   74.0%     $12.86      65.7%
                            ---      -------  ----------   ----      ------      ----
                            409      272,224  27,623,531   81.9%     $12.41      75.0%
                            ===      =======  ==========   ====      ======      ====

Item 3. Legal Proceedings.

   Actions for negligence or other tort claims occur routinely in the ordinary course of our business, but none of these proceedings involves a material claim for damages (in excess of applicable excess umbrella insurance coverages). We do not anticipate that any amounts which we may be required to pay as a result of an adverse determination of such routine legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on our financial position or results of operation.

   On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed until June 2001. The stay was entered in part because of a new statute passed by the Maryland legislature relating to late fees. The constitutionality of that statute has been challenged in an unrelated litigation not involving the Company.

   On November 15, 1999, a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., case no 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case was transferred to New York County, case no. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. On February 6, 2001, the New York Supreme Court, in an oral ruling by Justice Gammerman, declined to certify either a New York or nationwide class. The ruling may be appealed by the plaintiffs.

   While the ultimate resolution of the two cases discussed above will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.

   On March 28, 2000, separate actions (now consolidated) were commenced in the Supreme Court of the State of New York, New York County, styled SMB Hochman Partners, et al. v. Goldman, et al., Index No. 601346/00 and Kramer, et al. v. Goldman, et al., Index No. 601347/00, by certain limited partnerships and their limited partners relating to the sale to the Partnership of two storage facilities located in Westchester County, New York. The consolidated action alleges fraud and breach of fiduciary duty by the general partners of the limited partnerships in connection with their negotiation of the sale of the facilities on behalf of the limited partnerships. It further alleges that the REIT and the Partnership aided and abetted the breach of fiduciary duty. The consolidated action seeks unspecified compensatory damages and $25 million in punitive damages. On March 19, 2001, all parties to the consolidated action released the Company from any liability and the actions against the Company have been dismissed with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock and Dividends

   The Common Stock has been listed on the New York Stock Exchange since March 16, 1994 (NYSE: "SUS"). The following table sets forth the high and low sales price on the New York Stock Exchange for the applicable periods.

                                                       High     Low    Dividends
                                                     -------- -------- ---------
   2000
    First Quarter................................... $32.0000 $28.8130  $0.6900
    Second Quarter.................................. $31.8130 $28.8750  $0.6900
    Third Quarter................................... $31.5000 $28.8130  $0.6900
    Fourth Quarter.................................. $32.6250 $27.1250  $0.6900
   1999
    First Quarter................................... $33.0000 $27.7500  $0.6700
    Second Quarter.................................. $35.3750 $28.3750  $0.6700
    Third Quarter................................... $32.1250 $26.0000  $0.6700
    Fourth Quarter.................................. $30.5630 $26.5000  $0.6700

   The approximate number of shareholders on March 13, 2001 was 12,048.

Item 6. Selected Financial Data.

   The following schedule sets forth selected financial information of Storage USA, Inc. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the Consolidated Financial Statements and Notes thereto in this report.

                                              For the Years Ended
                          ---------------------------------------------------------------
                             2000         1999         1998         1997         1996
                          -----------  -----------  -----------  -----------  -----------
                            (Amounts in thousands, except share and per share data)
Operating revenues......  $   264,508  $   251,211  $   221,714  $   160,570  $   107,309
Operating expenses......      144,467      131,994      116,097       78,796       53,672
                          -----------  -----------  -----------  -----------  -----------
Income from property
 operations.............  $   120,041  $   119,217  $   105,617  $    81,774  $    53,637
                          -----------  -----------  -----------  -----------  -----------
Interest expense, net...  $   (45,237) $   (41,297) $   (36,579) $   (16,028) $    (7,557)
                          -----------  -----------  -----------  -----------  -----------
Income before minority
 interest and gain on
 exchange...............       74,804       77,920       69,038       65,746       46,080
Gain/(loss) on exchange
 of self-storage
 facilities.............        1,175          181         (284)       2,569          288
Minority interest.......      (13,742)     (14,154)      (8,356)      (5,899)      (2,842)
                          -----------  -----------  -----------  -----------  -----------
Net income..............  $    62,237  $    63,947  $    60,398  $    62,416  $    43,526
                          -----------  -----------  -----------  -----------  -----------
Basic net income per
 common share...........  $      2.27  $      2.29  $      2.18  $      2.33  $      2.09
                          -----------  -----------  -----------  -----------  -----------
Diluted net income per
 common share...........  $      2.26  $      2.28  $      2.17  $      2.31  $      2.07
                          -----------  -----------  -----------  -----------  -----------
Distributions per common
 share..................  $      2.76  $      2.68  $      2.56  $      2.40  $      2.25
                          -----------  -----------  -----------  -----------  -----------
Funds from operations
 (FFO)..................  $    94,313  $    92,721  $    85,655  $    77,315  $    54,589
                          -----------  -----------  -----------  -----------  -----------
Cash flows provided
 by/(used in):
  Operating activities..  $   115,625  $    99,595  $   107,358  $    72,219  $    59,528
  Investing activities..      (43,462)     (29,660)    (345,278)    (362,888)    (276,880)
  Financing activities..      (68,817)     (71,059)     239,571      290,518      215,669
                          -----------  -----------  -----------  -----------  -----------
As of December 31:
  Total assets..........  $ 1,766,770  $ 1,754,919  $ 1,705,627  $ 1,259,800  $   845,245
  Total debt............      873,982      818,116      797,124      474,609      198,454
  Shareholders' equity..      652,147      690,895      698,542      695,415      588,238
                          -----------  -----------  -----------  -----------  -----------
Common shares
 outstanding............   27,019,095   27,865,932   27,727,560   27,634,790   24,723,027
                          ===========  ===========  ===========  ===========  ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

   The following discussion and analysis of the consolidated financial condition and results of operations should be read together with the Consolidated Financial Statements and Notes thereto. References to "we," "our" or "the Company" include Storage USA, Inc.(the "REIT") and SUSA Partnership, L.P., the principal operating subsidiary of the REIT (the "Partnership").

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

  . Realized Rent Per Square Foot means the annualized result of dividing Net
    Rental Income by total square feet rented.

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

  . Same-Store Facilities includes all facilities that we owned for the entire period of both comparison periods. Development properties and expansions are removed from these groups to avoid skewing the results.

Overview

   Storage USA, Inc. is one of the largest owners and operators of self-storage space in the United States. We are a fully integrated, self-administered and self-managed real estate investment trust, and are engaged in the management, acquisition, development, construction and franchising of self-storage facilities. We are structured as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT," in which substantially all of our business is conducted through the Partnership. As of December 31, 2000, we owned, managed and franchised 533 facilities containing 36.0 million square feet in 31 states and the District of Columbia.

 Internal Growth

   During 2000, we continued to pursue our internal growth strategy of aggressively marketing available space and renewing existing leases at higher rents per square foot, while controlling expense growth. We also reevaluated the amounts we charge our customers and implemented a revised late fee policy, which reduced our late fees, all as noted in our 1999 annual report. We believe that our internal growth can best be evaluated by examining the "year over year" results of our same-store facilities, excluding the impact on revenue of our change in late fee policy. When excluding the impact of late fees, this comparison yields revenue growth of 5.7% from 1999 to 2000, expense growth of 4.4% and overall NOI growth of 6.3% for the year.

   The following table details selected same-store statistics comparing 2000 results to 1999 results at the end of each quarter:

                                                           Scheduled   Scheduled
              Number of  Same-store Same-store Same-store  Rent Per    Rent Per   % Increase  Physical  Physical
Quarter/Year  Same-store  Revenue    Expense      NOI%    Square Foot Square Foot in Rent Per Occupancy Occupancy
Ended         Facilities  Growth*     Growth    Growth*      2000        1999     Square Foot   2000      1999
------------  ---------- ---------- ---------- ---------- ----------- ----------- ----------- --------- ---------
March 31....     329        4.6%       1.0%       6.2%      $11.87      $11.24        5.6%        84%       86%
June 30.....     330        5.5%       3.3%       6.5%      $11.82      $11.28        4.8%        86%       87%
September
 30.........     345        6.4%       6.2%       6.5%      $12.06      $11.41        5.7%        87%       88%
December
 31.........     355        6.9%       6.2%       7.2%      $12.21      $11.72        4.2%        85%       86%
Year:
 2000.......     326        5.7%       4.4%       6.3%      $11.97      $11.39        5.1%        86%       86%

--------
*  excludes late fees.

   The total impact of our change in late fee policy in 2000 for our same-store facilities was a $5.2 million reduction in revenue from 1999, or a 42.6% decrease. Inclusion of the late fee reduction outlined above produces 1.2% NOI growth for the first quarter of 2000, 1.9% for the second quarter, 1.6% for the third quarter, 3.8% for the fourth quarter, and 2.3% for the entire year.

   The following table details selected same-store statistics comparing 1999 results to 1998 results at the end of each quarter:

                                                           Scheduled   Scheduled
              Number of  Same-store Same-store Same-store  Rent Per    Rent Per   % Increase  Physical  Physical
Quarter/Year  Same-store  Revenue    Expense      NOI%    Square Foot Square Foot in Rent Per Occupancy Occupancy
Ended         Facilities   Growth     Growth     Growth      1999        1998     Square Foot   1999      1998
------------  ---------- ---------- ---------- ---------- ----------- ----------- ----------- --------- ---------
March 31....     318        6.3%        0.7%      8.9%      $10.83      $10.18        6.4%        86%       86%
June 30.....     298        5.3%       (1.9%)     8.2%      $10.87      $10.20        6.6%        87%       87%
September
 30.........     312        5.5%       (3.4%)     9.1%      $11.06      $10.41        6.2%        88%       89%
December
 31.........     321        4.6%       (1.7%)     7.2%      $11.32      $10.69        5.9%        86%       87%
Year:
 1999.......     271        5.3%       (1.1%)     8.0%      $10.93      $10.28        6.3%        87%       87%

   The following table displays the same-store results for fiscal year 2000 for our 10 largest same-store markets as measured by NOI. Same-store properties for fiscal year 2000 include all properties that we have owned since January 1, 1999. Again, the impact of late fees on revenue has been eliminated for comparison purposes.

                                                                                             % Change % Change
                                                                                    % Change    in       in
                             Number of  % of Total Same-store Same-store Same-store  in Net   Actual  Occupied Physical
                             Same-store Same-store  Revenue    Expense      NOI%     Rental  Rent Per  Square  Occupancy
Market*                      Facilities    NOI      Growth**    Growth    Growth**   Income  Sq Foot    Feet     2000
-------                      ---------- ---------- ---------- ---------- ---------- -------- -------- -------- ---------
S. California/Los Angeles..      46        18.5%      10.2%       2.7%      13.1%     9.6%     9.9%     (0.3%)   89.8%
New York/North New Jersey..      25        15.1%       7.0%       0.0%      10.0%     7.0%     7.1%     (0.1%)   88.3%
Baltimore/Washington.......      19         9.5%       4.8%       8.5%       3.8%     5.0%     6.2%     (1.2%)   90.9%
S. Florida.................      15         6.5%       7.8%      10.8%       6.5%     7.2%     6.0%      1.1%    80.8%
Pennsylvania/Philadelphia..      14         4.0%       5.0%       1.7%       6.4%     4.1%     5.7%     (1.5%)   89.2%
N. California..............       8         3.2%       4.8%       4.1%       4.9%     4.2%     5.7%     (1.4%)   89.2%
Michigan...................      11         3.1%       9.6%      (1.1%)     16.0%     9.0%     8.0%      0.9%    90.5%
Arizona/Phoenix............      14         3.0%       2.8%      11.9%      (1.2%)    3.2%     5.8%     (2.5%)   81.0%
Texas/Dallas...............      10         3.0%       5.2%      15.3%       0.5%     5.2%     4.8%      0.3%    87.4%
S. California/San Diego....       6         2.7%       8.6%       1.6%      10.7%     8.6%     9.8%     (1.1%)   90.6%
All same-store facilities..     326       100.0%       5.7%       4.4%       6.3%     5.4%     6.3%     (0.8%)   85.5%

--------
*  These 10 markets cover 68.6% of the same-store NOI.
** Same-store revenue and NOI growth excludes late fees

 External Growth

   Our external growth strategy continues to focus on a combination of on-balance sheet and joint venture activity to facilitate the acquisition of existing facilities and the development of new properties.

 On-Balance Sheet

   Within Storage USA, we acquired five facilities in 2000, at a cost of approximately $25 million. Three of the facilities acquired were formerly franchised properties located in Memphis, Tennessee, Queens, New York, and Tampa, Florida. The New York property was subsequently sold to the GE Acquisition Venture. The other two facilities acquired were from unrelated third parties, and are located in Denver, Colorado and Chicago, Illinois. We anticipate limited acquisition activity within the REIT in 2001.

   The following table summarizes the number of facilities acquired in 2000, 1999 and 1998, the cost, net rentable square feet and the weighted average cost of acquisitions.

                                   Number of   Total   Net Rentable   Weighted
Year Acquired                      Facilities   Cost   Square Feet  Average Cost
-------------                      ---------- -------- ------------ ------------
                                        (in thousands, except for number of
                                                    facilities)
2000..............................      5     $ 25,000      321       $ 12,000
1999..............................     16     $ 91,000    1,168       $ 36,000
1998..............................     59     $283,000    3,825       $144,000

   We calculate weighted average cost based on the duration of time for which the acquired facilities were owned during the year. The weighted average cost reflects the dollar amount of acquisitions that will impact our net income during the year of acquisition.

   From a development and expansion perspective, we opened 4 new facilities and expanded an additional 7 within the REIT during the year. Investments in development and expansion projects totaled $27.8 million during the year. The following table lists the newly developed properties opened in 2000, 1999 and 1998 and provides data relevant to their operating performance.

                                                   Physical
                                                   Occupancy
                         Number of    Available       at      Rent Per    Development
Year Placed in Service   Properties  Square feet   12/31/00  Square Foot      Cost
----------------------   ---------- -------------- --------- ----------- --------------
                                    (in thousands)                       (in thousands)
2000....................      4          234           34%     $20.89       $19,136
1999....................      8          619           28%     $15.73       $36,467
1998....................      7          536           58%     $12.57       $32,418

   Six development properties are currently under construction within the REIT. The following tables summarize the details of those six projects. We anticipate moving into the planning and design stages on several new projects in 2001.

                                                Expected Investment
                         Number of              ---------------------Invested Remaining
                         Properties Square Feet   Total    Per Foot  to Date  Investment
                         ---------- ----------- ----------------------------- ----------
                           (in thousands, except facility and per square foot figures)
Developments under
 construction...........      6         558     $   49,119 $   88.03 $34,497   $14,622

                                         Expected to be placed in service
                          --------------------------------------------------------------
                          1st Qtr 01 2nd Qtr 01 3rd Qtr 01 4th Qtr 01 Thereafter  Total
                          ---------- ---------- ---------- ---------- ---------- -------
                                              (amounts in thousands)
Development properties..     $ --     $24,451    $10,068      $ --     $14,600   $49,119

   Development projects currently underway are concentrated in the Baltimore-Washington and New York areas.

   To take advantage of areas where we operate and demand continues to exceed the current supply, we actively review our portfolio for expansion opportunities. The following table supplies information about the expansions completed in 2000,1999 and 1998.

                                                                  Physical
                                       Average       Available    Occupancy
                         Number of  % Increase in   Square feet      at      Rent Per
Year Placed in Service   Facilities  Square Feet  After Expansion 12/31/00  Square Foot Expansion Cost
----------------------   ---------- ------------- --------------- --------- ----------- --------------
                                                  (in thousands)                        (in thousands)
2000....................      7           35%           603           74%     $12.60       $ 8,655
1999....................     14           40%           964           68%     $11.48       $15,696
1998....................      6           35%           429           73%     $11.56       $ 5,443

   The expansions in process and the anticipated timing of opening those expansions are shown in the below two tables.

                                                Expected Investment
                         Number of              ----------------------Invested Remaining
                         Facilities Square Feet   Total     Per Foot  to Date  Investment
                         ---------- ----------- ---------- ------------------- ----------
                           (in thousands, except facility and per square foot figures)
Expansions under
 construction...........      9         236     $   14,031  $   59.45 $ 5,479   $ 8,552
Expansions in
 planning/process.......     11         270     $   19,245  $   71.28 $ 4,896   $14,349
                            ---         ---     ----------  --------- -------   -------
  Total expansions in
   process..............     20         506     $   33,276  $   65.76 $10,375   $22,901
                            ===         ===     ==========  ========= =======   =======

                                        Expected to be placed in service
                         --------------------------------------------------------------
                         1st Qtr 01 2nd Qtr 01 3rd Qtr 01 4th Qtr 01 Thereafter  Total
                         ---------- ---------- ---------- ---------- ---------- -------
                                             (amounts in thousands)
Expansion facilities....   $2,903     $3,202     $6,292    $20,879      $ --    $33,276


 Off-Balance Sheet Ventures

   During the fourth quarter of 1999, we formed two joint ventures with General Electric Capital Corporation ("GE Capital"), the GE Capital Development Venture and GE Capital Acquisition Venture, providing a total investment capacity of $400 million for acquisitions and development of self-storage properties. We transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of December 31, 2000, the GE Development Venture had invested $40.9 million, of which $7.4 was funded through advances and investments by the Company. Six properties are open and operating and three properties remain in design and construction. The GE Acquisition Venture had invested $48.2 million as of December 31, 2000 in the acquisition of six properties, of which $13.3 was funded through advances and investments by the Company. We, along with GE capital, will continuously seek opportunities to invest the remaining venture funds. However, based upon the current real estate environment, along with our minimum return thresholds on invested capital, we are anticipating less than $100 million of investment activity through the ventures in 2001. For more information, see Note 4 "Advances and Investments in Real Estate" in our Notes to the Consolidated Financial Statements.

 Financing

   In December of 2000, Storage USA Franchise Corp. ("Franchise") closed on a $10 million unsecured line of credit with a commercial bank. The line bears interest at a spread above LIBOR.

   In December of 1999, we announced a Board authorized plan to repurchase up to 5% of our common shares outstanding through open market and private purchases. In the third quarter of 2000, we completed the repurchase program. A total of 1.4 million common shares were repurchased, or approximately 5% of the outstanding common shares at December 1, 1999, at an average price of approximately $30 per share, representing a total cost of $42.1 million.

Results of Operations

   The following table reflects selected income and expense categories, for the years ended 2000, 1999 and 1998, based on a percentage of total revenues, and is referred to in the discussion that follows:

                                                            2000   1999   1998
                                                            -----  -----  -----
   Revenues
     Rental and other property income......................  97.8%  98.4%  99.3%
     Service income........................................   1.8%   0.8%   0.5%
     Other income..........................................   0.4%   0.8%   0.2%
                                                            -----  -----  -----
       Total income........................................ 100.0% 100.0% 100.0%
   Expenses
     Property operations and maintenance...................  24.6%  23.8%  25.0%
     Taxes.................................................   8.3%   8.4%   8.4%
     Costs of providing services...........................   1.7%   0.7%   0.3%
     General and administrative............................   5.2%   5.6%   5.2%

   Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Following is a summary of rental and other property income for the years ended December 31, 2000, 1999 and 1998:

                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (in thousands)
   Rental Income.................................... $254,375 $243,185 $217,286
   Other Property Specific Income...................    4,248    4,116    2,919
                                                     -------- -------- --------
     Total Rental and Other Property Income......... $258,623 $247,301 $220,205
                                                     ======== ======== ========

   Rental and other property income increased $11.3 million, or 4.6%, in fiscal year 2000 and $27.1 million, or 12.3%, in fiscal year 1999. Excluding the one-time impact of the change in our late fee policy, 2000 rental and other property income grew $17.4 million, or 7.5%. The primary contributors to the increase in rental and other property income are summarized in the following table.

                                    For the years ended December 31,
                         ----------------------------------------------------------
                                    2000                          1999
                         ----------------------------  ----------------------------
                          Before                        Before
                           Late                          Late
Rental Income Growth       fees    Late fees  Total      fees    Late fees  Total
--------------------     --------  --------- --------  --------  --------- --------
                                             (in thousands)
Preceding year
 acquisitions........... $  6,931   $    48  $  6,979  $ 19,547   $1,223   $ 20,770
Preceding year
 developments...........    2,877        56     2,933     2,082       65      2,147
Same-store facilities...   11,108    (5,221)    5,887     7,964      132      8,096
Current year
 acquisitions...........    1,644        53     1,697     5,517      318      5,835
Current year
 developments...........      570        11       581       789       14        803
Dispositions............  (10,262)     (655)  (10,917)  (11,990)    (759)   (12,749)
Other...................    4,577      (415)    4,162     2,122       72      2,194
                         --------   -------  --------  --------   ------   --------
                         $ 17,445   $(6,123) $ 11,322  $ 26,031   $1,065   $ 27,096
                         ========   =======  ========  ========   ======   ========

   The majority of the other rental income growth is attributed to prior period developed facilities still in the lease-up phase, as well as expanded facilities. The majority of the Same-Store Facilities revenue growth for 2000 was provided by an approximate 6.5% increase in Realized Rent per Square Foot, from $10.24 per square foot in 1999 to $10.91 for 2000. Physical occupancy during this period remained constant at 86%. For 1999, a Realized Rent per Square Foot increase of 6.0%, from $9.27 to $9.83, contributed to the bulk of same-store rental income growth, with occupancy again remaining constant, at 87%, between 1999 and 1998.

   Service income consists of revenue derived from providing services to third parties and related joint ventures. These services include the management of self-storage facilities, as well as general contractor, development and acquisition services provided to the GE Capital Development and Acquisition Ventures ("GE Capital Ventures"). Following is a summary of service income for the years ended December 31, 2000, 1999 and 1998:

                                                             2000   1999   1998
                                                            ------ ------ ------
                                                               (in thousands)
   Management fees......................................... $2,904 $2,055 $1,079
   General Contractor fees.................................    633    --     --
   Development fees........................................    848    --     --
   Acquisition fees........................................    403    --     --
                                                            ------ ------ ------
     Total service income.................................. $4,788 $2,055 $1,079
                                                            ====== ====== ======

   Service income increased by $2.7 million from 1999 to 2000, and grew as a percentage of total income from 0.8% to 1.8%. The bulk of the increase, $1.9 million was due to the service fees received from the GE Capital Ventures. The Ventures had no activity until March 2000, so there are no comparable general contractor, development or acquisition fees for 1999. The remaining increase, as well as the $976 thousand increase from 1998 to 1999, was due to fees received for managing facilities owned by third parties. The number of managed or franchised properties remitting fees to the Partnership has risen from 64 at the conclusion of 1998, to 102 in 1999, to 124 in 2000.

   Other income consists solely of the Company's proportionate share of the net income of equity investments including joint ventures and Franchise. Following is a summary of other income for the years ended December 31, 2000, 1999 and 1998:

                                                              2000    1999  1998
                                                             ------  ------ ----
                                                               (in thousands)
   Fidelity joint venture................................... $1,417  $  851 $--
   GE joint ventures........................................   (538)    --   --
   Franchise................................................   (290)    457  297
   Other ventures...........................................    508     547  133
                                                             ------  ------ ----
     Total other income..................................... $1,097  $1,855 $430
                                                             ======  ====== ====

   Total other income decreased $758 thousand from 1999 to 2000, or 40.9%. As was the case with service income, the equity loss recognized in 2000 relating to the GE Capital Ventures, $538 thousand, has no comparable amount in 1999 due to the timing of the commencement of the ventures. Timing was also the primary factor in the $566 thousand, 66.5%, increase in income from the Fidelity Venture. The Fidelity Venture was formed in June 1999, so only seven month's income was recorded as of December 1999, compared to a full year in 2000. The decrease in income from Franchise, $747 thousand, was primarily due to increases in losses recognized on equity participations in franchised facilities and a decrease in overall general contracting fees. From 1998 to 1999, other income grew $1.4 million, or 331%.

   As a percentage of revenues, cost of property operations and maintenance decreased from 25.0% in 1998 to 23.8% in 1999, and then increased to 24.6% in 2000. Actual expenses rose $4.5 million, or 8.2% in 1999, and $5.1 million, or 8.5% in 2000. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to same-store facility revenue growth outpacing expense growth. This happened in 1999, and was generally the case in 2000, with some exceptions. First, the impact of our reduction in late fees was apparent, reducing 2000 income, and thereby increasing the percentage of property operations costs. Second, salary expense increased between the two periods, primarily due to two strategic initiatives commencing in 1999: the national reservation center and the internal information technology help desk. These departments started operations in 1999, and had gradually increasing expenses as staffing progressed. Comparatively, year 2000 contains expenses for these two mature departments for a full year. Health insurance expense also showed a significant increase, due to increased claims and participating employees, following what we believe is a national trend. We expect this trend to continue, and estimate a 15% to 20% increase in health insurance costs for 2001. 2000 property and liability insurance costs were also significantly higher than in 1999. Effective July 1, 2000, higher premiums went into effect relating to our renewal of this coverage for the policy period July 1, 2000 through June 30, 2001. We expect these premiums to increase again from 20% to 30%. Premiums over the twelve month period will be approximately $500 thousand higher that those that were in place under the previous policy. Finally, 2000 utility expenses exceeded those of 1999 due to the unusually mild winter in 1999.

   Tax expense as a percentage of revenues was 8.3% in 2000, 8.4% in 1999 and 8.4% in 1998. Tax expense as a percentage of revenues trends down as a result of revenue growth outpacing tax expense growth. In 1999, a number of our larger properties were reassessed by their respective tax jurisdictions, causing an increase in expense, and offsetting any decrease caused by revenue growth. The normal trend began to reassert itself again in 2000, as total taxes increased only $742 thousand, or 3.5%, substantially less than the 5.3% total revenue growth. Taxes in 1999 increased $2.6 million, or 13.9%.

   Costs of providing services increased $2.8 million from 1999 to 2000, and increased as a percentage of revenues from 0.7% to 1.7%. These costs increased $1 million from 1998 to 1999, and increased as a percentage of revenues from 0.3% to 0.7%. This was due primarily to the new services provided in 2000, general contracting, development and acquisition services, and their corresponding costs. The costs of providing management services also increased as 22 more managed/franchised properties were added to the Storage USA system between December 31 of 1999 and 2000.

   General and administrative expenses ("G&A") as a percentage of revenues increased from 5.2% in 1998 to 5.6% in 1999, and then back down to 5.2% in 2000. Actual expenses increased $2.5 million from 1998 to 1999, or 21.9%, but decreased from 1999 to 2000 by $453 thousand, or 3.2%. The 1999 growth in G&A was attributable to the continued expansion of our administration, acquisition and development, management information systems, human resources, and legal departments in connection with the implementation of our internal and external growth strategies. These expenses leveled off in 2000. Also impacting 1999 growth was $600 thousand of expense recognized in connection with a Tennessee law enacted in 1999 that subjected limited partnerships and limited liability corporations to the Tennessee Excise and Franchise Tax. During the second quarter of 2000, the State of Tennessee passed legislation that granted REITs substantial relief from this law. The legislation was retroactive to the beginning of 2000 and substantially eliminated the applicability of the Tennessee Excise and Franchise taxes to us. Fiscal year 2000 G&A was also positively impacted by the classification of development, construction and acquisition department overhead as part of the cost of providing services, continued benefits from various cost containment programs and lower management bonus accruals.

   The increase in depreciation and amortization expense by $4.3 million in 2000 and $5.3 million in 1999 primarily reflects our acquisition of approximately $86 million of depreciable assets in 2000, and $63 million in 1999.

   Interest income and expense are netted together and the breakout of income and expense is as follows:

                                                       For the year ended
                                                          December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (in thousands)
   Interest income................................ $ 13,413  $ 13,078  $  8,660
   Interest expense...............................  (58,650)  (54,375)  (45,239)
                                                   --------  --------  --------
   Interest expense, net.......................... $(45,237) $(41,297) $(36,579)
                                                   ========  ========  ========

   Interest expense increased $4.3 million, or 7.9%, from 1999 to 2000, and increased $9.1 million, or 20.2% from 1998 to 1999. These interest expense increases were primarily from the sources listed in the table below and were offset by capitalized interest of $5.0 million in 2000, $4.5 million in 1999 and $3.5 million in 1998.

                                  2000                    1999                    1998
                         ----------------------- ----------------------- -----------------------
                         Weighted    Weighted    Weighted    Weighted    Weighted    Weighted
                          Average     Average     Average     Average     Average     Average
Debt                     Borrowing Interest Rate Borrowing Interest Rate Borrowing Interest Rate
----                     --------- ------------- --------- ------------- --------- -------------
                                                     (in thousands)
Notes payable...........  600,000      7.37%      600,000      7.37%      494,200      7.74%
Lines of credit.........  156,093      7.68%       93,122      6.39%       78,900      6.73%
Mortgages payable.......   68,567      7.50%       72,968      7.50%       55,281      7.50%
Leases & other
 borrowings.............   41,700      7.50%       45,898      7.50%       14,400      7.50%

   Interest income grew by $335 thousand, or 2.6%, in 2000, compared to $4.4 million, or 51.0%, in 1999. Approximately $4.2 million of the increase in 1999 was from interest earned on advances from us to franchisees of Franchise. Another $793 thousand related to restricted escrow funds from the Fidelity transaction. The remainder of the increase was from interest earned on amounts outstanding under the 1995 Employee Stock Purchase and Loan Plan and earnings on overnight deposits. In 2000, interest on loans to franchisees grew $1.3 million. Although advances on loans to franchisees of Franchise decreased from December 31, 1999 to 2000, from $117 million to $111 million, weighted average advances actually increased from $116 million in 1999 to $117 million in 2000. Interest rates on these loans also increased, reflecting the change in the prime rate. Restricted escrow funds from the Fidelity transaction were used to acquire new self-storage facilities in 1999. There was no interest connected with these funds in 2000.

   Gains/(losses) on exchange of storage facilities of $1.2 million in 2000, $181 thousand in 1999, and ($284) thousand in 1998 represent gains/(losses) on the disposition of our investments in storage facilities that were exchanged for cash and other self-storage facilities. $414 thousand of the 2000 gain relates to the sale of two Columbus, Indiana storage facilities; $295 thousand to the sale of a non-operating development project in White Marsh, Maryland to a franchisee; $268 thousand to the sale of an operating facility in Queens, New York; and the remaining $198 thousand to adjustments from the resolution of contingencies on prior period acquisitions. In 1999 we sold 40 properties, including the 32 in the Fidelity joint venture. The $37.1 million gain on the Fidelity transaction was deferred until such time as we dispose of interests in the Fidelity Venture. The diverse group of properties involved in 1999 dispositions encompassed 20 states and the District of Columbia. In 1998 we sold one property in California.

   Minority interest expense represents the portion of income allocable to holders of limited partnership interest in the Partnership ("Partnership Units" or "Units") and distributions payable to holders of preferred units. Minority interest expense rose from $8.4 million in 1998 to $14.2 million in 1999. This increase of $5.8 million, or 69.4%, was due to the November 1998 issuance of $65 million of Preferred Partnership Units. Minority interest expense decreased to $13.7 million in 2000, a reduction of $412 thousand, or 2.9% from 1999. This was due to the decrease in net income between the two years, as well as a decrease in weighted average Partnership Units outstanding, from 3.7 million in 1999 to 3.5 million in 2000.

Liquidity and Capital Resources
   Cash provided by operating activities was $115.6 million in 2000 as compared to $99.6 million in 1999 and $107.4 million in 1998. These increases are primarily a result of the significant expansion of our property portfolio, including our owned properties, as well as our franchised and joint venture properties. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.
   During fiscal year 2000, we received $21.7 million in proceeds from the disposition of self-storage facilities. $19.9 million of the total proceeds related to our transfer of nine development projects to the GE Capital Development Venture during the first quarter of 2000. We received an additional $1.8 million for the sale of three operating properties, two land parcels and a development facility still under construction. One of the operating properties was sold to the GE Acquisition Venture in which consideration included a note receivable for $7.1 million. The sale of the development facility also included a note receivable, of $2.2 million. Of the $144.9 million in proceeds from dispositions in 1999, $131.0 related to the 32 properties transferred to the Fidelity Venture. $95.3 million of the $109.5 million invested in acquisitions and improvements in 1999 also pertained to the Fidelity Venture, as proceeds from the initial transfer were redeployed in tax-free exchanges for additional properties and development land parcels.
   We invested cash totaling $30.1 million in 2000 in the acquisition and improvement of self-storage facilities compared to $109.5 million during 1999 and $201.9 million during 1998. $11.6 million of the $30.1 million invested in 2000 represents our investment in five acquired facilities. An additional $203 thousand in Partnership Units and $13.7 million in assumed loans to former Franchisees consummated the acquisitions. The remaining $18.5 million reflects improvements to existing self-storage facilities and our corporate offices. We invested cash of $37.9 million in 2000, $71.5 million in 1999, and $58.9 million in 1998 for land held for development and construction of self-storage facilities. We also used cash of $10.5 million in 2000, $40.4 million in 1999 and $81.6 million in 1998 for advances and investments in real estate. In 2000, the total of $10.5 million consisted of $5.9 million in financing to franchisees of Storage USA Franchise Corp ("Franchise"), and $4.6 million in equity contributions to the GE capital joint ventures. In 1999, $38.3 million was advanced to franchisees of Franchise, and $2.1 in equity contributions were made to the GE Capital joint ventures. The entirety of the $81.6 million in 1998 represents loans to franchisees of Franchise. During 2000, proceeds were also received from certain franchisees, as three repaid their loans during the period, generating $11.3 million in cash. Franchisee loan repayments totaled $41.9 million in 1999, $7.7 million in 1998.
   There were six development properties in process with $34.5 million invested at December 31, 2000. The total budget for these projects is $49.1 million, with $14.6 remaining to be invested. In addition to these development projects, we have 20 expansions of existing facilities in process with a total of $10.4 million invested at December 31, 2000. These projects have a total budget of $33.3 million and will require an additional $22.9 million investment. We have $8.0 million of loan commitments to franchisees to fund as of December 31, 2000. We also expect to invest during 2001 approximately $8.3 million as part of our required equity contributions in the GE Capital joint ventures.
   As noted above, we sometimes acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of our common stock. Sellers taking

Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At December 31, 2000 we had 3.4 million Units outstanding, of which the following Units were redeemable:

  . 82 thousand Units for an amount equal to the fair market value ($2.6 million, based upon a price per Unit of $31.75 at December 31, 2000) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.

  . 3.3 million Units for amounts equal to the fair market value ($106.0 million, based upon a price per Unit of $31.75 at December 31, 2000) payable by us in cash or, at our option, in shares of our common stock at the initial exchange ratio of one share for each Unit.

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

   In December of 1999, we announced a Board authorized plan to repurchase up to 5% of our common shares outstanding through open market and private purchases. During 1999, we repurchased 250,000 shares of common stock at a total cost of $7.2 million. In 2000, we completed the plan by buying back an additional 1.2 million shares at a total cost of $34.9 million. In all,
1.4 million shares were repurchased at a total cost of $42.1 million, representing an average price of approximately $30 per share.

   We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. As of December 31, 2000, we can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depositary shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. Our lines of credit bear interest at various spreads over LIBOR. We had net borrowings of $62.8 million in 2000, $34.7 million in 1999 and $38.9 million in 1998. Borrowings would have been greater in 1999 had we not used $39.4 million of the proceeds received from the Fidelity Venture to reduce the lines of credit. We currently have a $200 million unsecured revolving credit line with a group of commercial banks, bearing interest at a spread of 120 basis points over LIBOR, based on our current debt rating, which matures in May of 2002. We also have a $40 million line of credit with a commercial bank. The line bears interest at a spread over LIBOR, matures on July 1, 2001, and is renewable at that time. Additionally, in December of 2000, Franchise closed on a $10 million unsecured line of credit with a commercial bank, which bears interest at a spread over LIBOR, matures on December 29, 2001 and is renewable at that time. Franchise is fully drawn on the line as of December 31, 2000.

   Our overall debt policy, which is subject to change at the discretion of our Board of Directors, is to limit total indebtedness to the lessor of 50% of total assets at cost or that amount that will sustain a minimum debt service ratio of 2.5:1.

   In November 1998, we issued $65 million of 8.875% Cumulative Redeemable Preferred Partnership Units in a private placement. The proceeds from the issuance were used to pay down our line of credit.

   We paid approximately $75.5 million in dividends in 2000 compared to $73.9 million in 1999. This was due to an increase of 3% in the dividend rate, from $2.68 to $2.76 per share, between the two years. Preferred unit dividends also increased from 1999 to 2000, from $5.3 million to $5.8 million. Distributions to minority interest decreased from $10.0 million in 1999 to $9.7 million in 2000 due to decreased total Partnership Units outstanding between the two periods, more than offsetting the rate increase corresponding to dividends.

   We expect to incur approximately $5.1 million for scheduled maintenance and repairs during the next twelve months and approximately $6.2 million to conform facilities acquired from 1994 to 1999 to our standards. In the second quarter of 2000, we committed to several new leases relating to our corporate headquarters office space in Memphis. The leases have a term of fifteen years with estimated annual payments of $3.0 million. We have rented a portion of this space to others under several subleases at the same rent and substantially similar terms to our primary leases and expect to receive approximately $937 thousand annually from such subleases.

   We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, equity commitments of the GE Capital Joint Ventures, and dividend and distribution requirements. Additionally, no significant maturities are scheduled under any of our borrowings until 2003. We are currently pursuing several strategies to generate additional cash funding in 2001, including the disposition of individually targeted properties, issuing additional Preferred Partnership Units and forming additional joint ventures.

Funds from Operations

   We believe funds from operations ("FFO") should be considered in conjunction with net income and cash flows to facilitate a clear understanding of our operating results. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the National Association of Real Estate Investment Trust's (NAREIT) definition of FFO. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO per share, we add back only depreciation and amortization of revenue-producing property. As such, our FFO and FFO per share may not be comparable to other REITs that may add back total depreciation and amortization.

   The following table illustrates the components of our FFO for the years ended December 31, 2000, 1999 and 1998:

                                                      For the Year Ended
                                                         December 31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
                                                     (in thousands, except
                                                        per share data)
Net income......................................... $62,237  $63,947  $60,398
(Gain)/Loss on sale of assets*.....................    (879)    (181)     284
Total depreciation & amortization..................  39,460   35,145   29,880
Depreciation from unconsolidated entities..........   1,409      389      --
Less: depreciation of non-revenue producing
 assets............................................  (3,858)  (2,816)  (1,771)
                                                    -------  -------  -------
Consolidated FFO................................... $98,369  $96,484  $88,791
Minority interest share of gain/(loss) on exchange
 of asset..........................................      99       21      (32)
Minority interest share of depreciation from
 unconsolidated entities...........................    (158)     (39)     --
Minority interest share of depreciation &
 amortization......................................  (3,997)  (3,745)  (3,104)
                                                    -------  -------  -------
FFO available to common shareholders............... $94,313  $92,721  $85,655
                                                    -------  -------  -------
Weighted average diluted shares....................  27,490   28,012   27,831
                                                    -------  -------  -------
Dividends per share................................ $  2.76  $  2.68  $  2.56
                                                    -------  -------  -------
Payout ratio.......................................    80.4%    81.0%    82.8%
                                                    =======  =======  =======

--------
*Excludes $295 gain on sale of undepreciated land in the first quarter of 2000.

   At its meeting on October 27, 1999, the National Association of Real Estate Investment Trusts ("NAREIT") clarified that FFO should include non-recurring results of operations, except those defined as "extraordinary items" under generally accepted accounting principles (GAAP). The clarification of FFO was effective January 1, 2000. Since we have historically not added back non-recurring items to our calculation, the modification of the FFO definition did not have a material impact on previously reported FFO information.

   During 2000, we declared dividends per share of $2.76, which is an increase of 3% over the 1999 dividend per share of $2.68. Dividends per share increased 4.7% from 1998 to 1999. As a qualified REIT, we are required to distribute a substantial portion of our net income as dividends to our shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, our dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.

Recent Accounting Developments

   See Note 14, "Recent Accounting Developments" in the Notes to Consolidated Financial Statements.

Forward Looking Statements and Risk Factors

   All statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section that are not historical facts are based on our current expectations. This includes statements regarding anticipated future development and acquisition activity, the impact of anticipated rental rate increases on our revenue growth, our 2001 anticipated revenues, expenses and returns, and future capital requirements, among others. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties and, accordingly, actual results may differ materially. The following factors, among others, may affect the Company's future financial performance and could cause actual results to differ materially from the forward-looking statements:

  . Changes in the economic conditions in the markets in which we operate, such as unexpected increases in supply and competition, unexpected changes in financial resources of our customers, or unexpected increases in prevailing wage levels or in insurance, taxes or utilities, could negatively impact our ability to raise our rents and control our expenses, thus reducing our net income.

  . Competition for development or acquisition sites could drive up costs, making it unfeasible for us to develop or acquire properties in certain markets.

  . New development opportunities could be limited due to an inability to obtain zoning and other local approvals.

  . Amounts that we charge for late fees have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could decrease, materially affecting the results of operations.

  . The conditions affecting the bank, debt and equity markets could change, increasing our cost of capital or reducing its availability on terms satisfactory to us, either of which could reduce our returns or restrict our growth.

  . Costs related to compliance with laws, including environmental laws could increase, reducing our net income.

  . General business and economic conditions could change, adversely affecting occupancy and rental rates, thereby reducing our revenue.

  . Unfavorable outcome(s) in the pending litigation described in Item 3 of this Form 10-K could ultimately reduce our net income.

  . Changes in tax laws or market conditions could make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values.

  . Construction costs and the timing of a development project may exceed our original estimates, resulting in reduced returns on investment and delayed realization of returns.

  . The level of on-balance sheet development could exceed current expectations resulting in higher than anticipated dilution to our earnings.

   We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances. Such statements speak only as of the date that they are made.

Item 7.A. Qualitative and Quantitative Disclosures about Market Risk.

   We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates on existing variable rate debt and the repricing of fixed rate debt at maturity. We monitor interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

   Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our annual interest expense would have increased by approximately $390 thousand during 2000, based on balances outstanding during the year ending December 31, 2000.

Item 8. Financial Statements and Supplementary Data.

   Storage USA's Consolidated Balance Sheets as of December 31, 2000 and 1999 and its Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for each of the years in the three-year period ended December 31, 2000, together with the Report of PricewaterhouseCoopers LLP, independent public accountants, are included under item 14 of this report and are incorporated herein by reference. Selected Quarterly Financial Data is presented in note 15 of the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   For non-employee Directors, the information required hereunder is incorporated herein by reference from the captions "Election of Directors" in our definitive proxy statement to be filed with respect to our 2001 Annual Meeting of Shareholders.

   For executive officers, the information required hereunder is included in
Part 1, following Item 1 in this Annual Report on Form 10-K.

Item 11. Executive Compensation.

   Incorporated herein by reference from the captions "Executive Compensation," "Stock Options," "Long Term Incentive Plans," "Board Activity," "Executive Change in Control Severance Agreements and Employment Agreements," "Report of the Storage USA Human Resources Committee on Executive Compensation," "Is There Any Other Information I Should Know?" and "Indebtedness by Executives to Storage USA" in our definitive proxy statement to be filed with respect to our 2001 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Incorporated herein by reference from the caption "Beneficial Ownership of Storage USA Common Stock" in our definitive proxy statement to be filed with respect to our 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

   Incorporated herein by reference from the caption "Transactions with Management and Others; Certain Business Relationships" and "Indebtedness by Executives to Storage USA" in our definitive proxy statement to be filed with respect to our 2001 Annual Meeting of Shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   The following documents are filed as a part of this report:

     (a) Financial Statements and Schedules:

       1. Financial Statements:

         See Index to Financial Statements below, which is incorporated herein by reference.

       2. Financial Statement Schedules:

         Schedule III, Real Estate and Accumulated Depreciation as of December 31, 2000

         Schedule IV, Mortgage Loans on Real Estate as of December 31,
      2000

   All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

     (b) Reports on Form 8-K

   On February 7, 2001, we filed a current report on Form 8-K. The filing included information regarding the lawsuit styled: West 125th St. Associates, L.L.C. vs. Storage USA, Inc. and SUSA Partnership, L.P. discussed in Item 3 Legal Proceedings.

     (c) Exhibits

   The exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated by reference.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Description                                                                Page
-----------                                                                ----
Report of Independent Accountants........................................   31

Consolidated balance sheets as of December 31, 2000 and 1999.............   32

Consolidated statements of operations for the years ended December 31,
 2000, 1999 and 1998.....................................................   33

Consolidated statements of cash flows for the years ended December 31,
 2000, 1999 and 1998.....................................................   34

Consolidated statements of shareholders' equity for the years ended
 December 31, 2000, 1999 and 1998........................................   35

Notes to consolidated financial statements...............................   36

Schedule III, real estate and accumulated depreciation as of December 31,
 2000....................................................................   53

Schedule IV, mortgage loans on real estate as of December 31, 2000.......   69

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Storage USA, Inc.

   In our opinion, the financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of Storage USA, Inc. (the "Company") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14(a)(2) on page 29 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Memphis, Tennessee January 31, 2001

                               STORAGE USA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                             (amounts in
                                                          thousands, except
                                                             share data)
                        ASSETS
                        ------

Investments in storage facilities, at cost:............ $1,710,725  $1,670,892
  Accumulated depreciation.............................   (132,527)    (94,538)
                                                        ----------  ----------
                                                         1,578,198   1,576,354
Cash & cash equivalents................................      5,045       1,699
Advances and investments in real estate................    132,141     120,246
Other assets...........................................     51,386      56,620
                                                        ----------  ----------
    Total assets....................................... $1,766,770  $1,754,919
                                                        ==========  ==========

          LIABILITIES & SHAREHOLDERS' EQUITY
          ----------------------------------

Notes payable.......................................... $  600,000  $  600,000
Line of credit borrowings..............................    168,333     105,500
Mortgage notes payable.................................     66,845      70,163
Other borrowings.......................................     38,804      42,453
Accounts payable & accrued expenses....................     26,498      22,940
Dividends payable......................................     18,643      18,831
Rents received in advance..............................     10,783      10,869
Deferred gain from contribution of self-storage
 facilities............................................     37,175      37,125
                                                        ----------  ----------
    Total liabilities..................................    967,081     907,881
                                                        ----------  ----------
Minority interests
Preferred units........................................     65,000      65,000
Common units...........................................     82,542      91,143
                                                        ----------  ----------
    Total minority interests...........................    147,542     156,143
                                                        ----------  ----------

Commitments and contingencies

Shareholders' equity:
  Common stock $.01 par value, 150,000,000 shares
   authorized, 27,019,095 and 27,865,932 shares issued
   and outstanding.....................................        270         279
  Preferred stock $.01 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding.........
  Paid-in capital......................................    727,022     753,032
  Notes receivable--officers...........................    (11,310)    (11,368)
  Deferred compensation................................       (252)       (517)
  Accumulated deficit..................................    (15,831)    (15,831)
  Distributions in excess of net income................    (47,752)    (34,700)
                                                        ----------  ----------
    Total shareholders' equity.........................    652,147     690,895
                                                        ----------  ----------
    Total liabilities & shareholders' equity........... $1,766,770  $1,754,919
                                                        ==========  ==========

                 See Notes to Consolidated Financial Statements

                               STORAGE USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the years ended
                                                        December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                  (in thousands except per
                                                        share data)
Operating Revenues:
Rental and other property income................ $258,623  $247,301  $220,205
Service income..................................    4,788     2,055     1,079
Other income....................................    1,097     1,855       430
                                                 --------  --------  --------
    Total operating revenues....................  264,508   251,211   221,714
                                                 --------  --------  --------
Operating Expenses:
Cost of property operations & maintenance.......   64,967    59,878    55,351
Taxes...........................................   21,845    21,103    18,523
Costs of providing services.....................    4,480     1,700       720
General & administrative........................   13,715    14,168    11,623
Depreciation & amortization.....................   39,460    35,145    29,880
                                                 --------  --------  --------
    Total operating expenses....................  144,467   131,994   116,097
                                                 --------  --------  --------
Income from operations..........................  120,041   119,217   105,617
                                                 --------  --------  --------
Other Income (expense):
Interest expense, net...........................  (45,237)  (41,297)  (36,579)
                                                 --------  --------  --------
Income before minority interest and gain on
 exchange.......................................   74,804    77,920    69,038
Gain/(loss) on exchange of self-storage
 facilities.....................................    1,175       181      (284)
                                                 --------  --------  --------
Income before minority interest.................   75,979    78,101    68,754
Minority interest...............................  (13,742)  (14,154)   (8,356)
                                                 --------  --------  --------
    Net income.................................. $ 62,237  $ 63,947  $ 60,398
                                                 ========  ========  ========
Per common share:
  Basic net income per share.................... $   2.27  $   2.29  $   2.18
                                                 --------  --------  --------
  Diluted net income per share.................. $   2.26  $   2.28  $   2.17
                                                 --------  --------  --------


                 See Notes to Consolidated Financial Statements

                               STORAGE USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the years ended December 31,
                                           -----------------------------------
                                             2000        1999         1998
                                           ---------- -----------  -----------
                                                    (in thousands)
Operating activities:
Net income...............................  $  62,237  $    63,947  $    60,398
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Depreciation and amortization...........     39,460       35,145       29,880
 Minority interest.......................     13,742       14,154        8,356
 (Gain)/Loss on exchange of self-storage
  facilities.............................     (1,175)        (181)         284
Changes in assets and liabilities:
 Other assets............................     (3,083)      (8,311)      (4,612)
 Other liabilities.......................      4,444       (5,159)      13,052
                                           ---------  -----------  -----------
  Net cash provided by operating
   activities............................    115,625       99,595      107,358
                                           ---------  -----------  -----------
Investing activities:
Acquisition and improvements of storage
 facilities..............................    (30,120)    (109,484)    (201,875)
Proceeds from sale/exchange of storage
 facilities..............................     21,682      144,952        1,694
Development of storage facilities........    (37,914)     (71,533)     (58,911)
Advances and investments in real estate..    (10,475)     (40,359)     (81,574)
Proceeds from liquidation and
 distributions from advances and
 investments in real estate..............     11,323       41,904        7,747
Issuances of notes receivable............     (3,093)      (5,634)     (14,810)
Payments on notes receivable.............      5,135       10,494        2,451
                                           ---------  -----------  -----------
  Net cash used in investing activities..    (43,462)     (29,660)    (345,278)
                                           ---------  -----------  -----------
Financing activities:
Net borrowings under line of credit......     62,833       34,738       38,919
Mortgage principal payments..............     (2,274)      (4,031)      (3,366)
Other borrowings principal
 payments/payoffs........................     (4,200)      (6,131)         --
Payment of debt issuance costs...........        (44)      (1,185)      (1,083)
Cash dividends...........................    (75,463)     (73,962)     (53,188)
Preferred unit dividends.................     (5,769)      (5,336)         --
Proceeds from issuance of notes payable..        --           --       198,311
Repurchase of common stock...............    (34,860)      (7,228)         --
Proceeds from issuance of preferred
 units...................................        --           (18)      63,375
Payments on notes receivable-officers....        248          166        3,150
Distribution to minority interests.......     (9,713)     (10,024)      (7,928)
Other financing transactions, net........        425        1,952        1,381
                                           ---------  -----------  -----------
  Net cash (used in)/provided by
   financing activities..................    (68,817)     (71,059)     239,571
                                           ---------  -----------  -----------
Net increase in cash and equivalents.....      3,346       (1,124)       1,651
Cash and equivalents, beginning of
 period..................................      1,699        2,823        1,172
                                           ---------  -----------  -----------
Cash and equivalents, end of period......  $   5,045  $     1,699  $     2,823
                                           =========  ===========  ===========
Supplemental schedule of non-cash
 activities:
Equity share of joint venture received
 for disposition of assets...............      6,526         (596)         --
Notes received in consideration for
 facility sold...........................      9,272          875          --
Common Stock issued in exchange for notes
 receivable..............................      1,057          --         2,333
Common Stock received in payment of notes
 receivable..............................        870          --           --
Payoff of officer note...................        --           --           565
Shares issued to Directors...............        160          160          132
Storage facilities acquired in exchange
 for unsecured notes, deferred
 Partnership unit agreements and capital
 leases..................................      1,000        1,000       46,966
Restricted stock issued..................        --           246          --
Storage facilities acquired in exchange
 for partnership units and common stock..        203        4,948       34,597
Mortgages assumed on storage facilities
 acquired................................        --           --        28,135
Partnership Units exchanged for shares of
 common stock............................      8,851        9,164          250
Issuance of warrants to equity joint
 venture partner.........................        --           666          --
Minority interest in acquired facility...        --           --            45
Assumption of company-issued mortgages in
 acquisition.............................     13,673          --           --
                                           =========  ===========  ===========

                 See Notes to Consolidated Financial Statements

                               STORAGE USA, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            Common Stock
                          ----------------              Notes                             Distributions     Total
                          Number of        Paid In   Receivable,   Deferred   Accumulated in Excess of  Shareholders'
                           Shares   Amount Capital    Officers   Compensation   Deficit    Net Income      Equity
                          --------- ------ --------  ----------- ------------ ----------- ------------- -------------
                                                    (in thousands, except per share data)
Balance at December 31,
 1997...................   27,635    $276  $738,185   $(12,771)    $(1,366)    $(15,831)    $(13,078)     $695,415
                           ------    ----  --------   --------     -------     --------     --------      --------
Issuance of new shares
 of common stock........       11     --         74        --          --           --           --             74
Issuance of new shares
 of common stock under
 stock plans............       82       1     2,265      1,382       1,046          --           --          4,694
Deferred compensation
 expense................      --      --        --         --          320          --           --            320
Net Income..............      --      --        --         --          --           --        60,398        60,398
Dividends declared
 ($2.56 per share)......      --      --        --         --          --           --       (70,928)      (70,928)
Adjustments to minority
 interest...............      --      --      8,569        --          --           --           --          8,569
                           ------    ----  --------   --------     -------     --------     --------      --------
Balance at December 31,
 1998...................   27,728    $277  $749,093   $(11,389)    $   --      $(15,831)    $(23,608)     $698,542
                           ------    ----  --------   --------     -------     --------     --------      --------
Issuance of new shares
 of common stock........      279       3     9,190        --          --           --             9         9,202
Issuance of new shares
 of common stock under
 stock plans............      109       1     2,812         21        (586)         --           --          2,248
Deferred compensation
 expense................      --      --        --         --           69          --           --             69
Net Income..............      --      --        --         --          --           --        63,947        63,947
Dividends declared
 ($2.68 per share)......      --      --        --         --          --           --       (75,048)      (75,048)
Repurchase of common
 stock..................     (250)     (2)   (7,226)       --          --           --           --         (7,228)
Issuance of 1.25 million
 warrants...............      --      --        666        --          --           --           --            666
Adjustments to minority
 interest...............      --      --     (1,503)       --          --           --           --         (1,503)
                           ------    ----  --------   --------     -------     --------     --------      --------
Balance at December 31,
 1999...................   27,866    $279  $753,032   $(11,368)    $  (517)    $(15,831)    $(34,700)     $690,895
                           ------    ----  --------   --------     -------     --------     --------      --------
Issuance of new shares
 of common stock........      281       3     8,994        --          --           --           --          8,997
Issuance of new shares
 of common stock under
 stock plans............       24     --        626         58         148          --           --            832
Deferred compensation
 expense................      --      --        --         --          117          --           --            117
Net Income..............      --      --        --         --          --           --        62,237        62,237
Dividends declared
 ($2.76 per share)......      --      --        --         --          --           --       (75,289)      (75,289)
Repurchase of common
 stock..................   (1,152)    (12)  (34,849)       --          --           --           --        (34,861)
Adjustments to minority
 interest...............      --      --       (781)       --          --           --           --           (781)
                           ------    ----  --------   --------     -------     --------     --------      --------
Balance at December 31,
 2000...................   27,019    $270  $727,022   $(11,310)    $  (252)    $(15,831)    $(47,752)     $652,147
                           ======    ====  ========   ========     =======     ========     ========      ========

                See Notes to Consolidated Financial Statements.

                               STORAGE USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

   Storage USA, Inc. (the "Company") a Tennessee corporation, was formed in 1985 to acquire, develop, construct, franchise and own and operate self-storage facilities throughout the United States. The Company is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through SUSA Partnership, L.P. (the "Partnership"). Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At December 31, 2000 and 1999, respectively, the Company had an approximately 88.8% and 88.4% partnership interest in the Partnership.

   In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. As of December 31, 2000, the Partnership owned 100% of the non-voting common stock of Franchise. The Partnership accounts for Franchise under the equity method and includes its share of the earnings or loss of Franchise in Other Income. On January 2, 2001, the Company acquired all of the outstanding voting stock of Franchise. Accordingly, the Company will consolidate Franchise for accounting purposes beginning in 2001.

   At December 31, 2000, the Company owned and managed 533 self-storage facilities containing approximately 36,015,000 square feet located in 31 states and the District of Columbia.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

   The consolidated financial statements include the accounts of the Company, the Partnership and SUSA Management. All intercompany balances and transactions have been eliminated. The Partnership accounts for Franchise under the equity method and includes its share of the earnings or loss of Franchise in Other Income.

 Use of Estimates in Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

 Segment Reporting

   The "Property Operations" division is responsible for the operation of the Company's owned and managed facilities. Property Operations represents the only reportable segment of the Company. Performance for the division is measured through evaluating total property revenues and property expenses exclusive of general and administrative expenses and depreciation and amortization. All of the Company's facilities are located in the United States.

 Federal Income Taxes

   The Company operates so as to qualify to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a REIT that complies with the Code and distributes at least 95% of its taxable income to its shareholders does

                               STORAGE USA, INC.

not pay federal tax on its distributed income. Therefore, the statement of operations contains no provision for federal income taxes.

 Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

 Revenue Recognition

   Rental income is recorded when due from tenants. Rental income received prior to the start of the rental period is deferred and included in rents received in advance.

 Rental and Other Property Income

   Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). A summary of these amounts follows:

                                                        For the years ended
                                                            December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (in thousands)
   Rental Income.................................... $254,375 $243,185 $217,286
   Other Property Specific Income...................    4,248    4,116    2,919
                                                     -------- -------- --------
     Total Rental and Other Property Income......... $258,623 $247,301 $220,205
                                                     ======== ======== ========

 Service Income

   Service income consists of revenue derived from providing services to third parties and related joint ventures. These services include the management of self-storage facilities, as well as general contractor, development and acquisition services provided to the General Electric Capital Corporation ("GE Capital") Development and Acquisition Ventures ("GE Capital Ventures"). Commencing with the third quarter of 2000, general contractor fees were recognized as income to Franchise. Below is a summary of service income:

                                               For the years ended December 31,
                                               ---------------------------------
                                                  2000        1999       1998
                                               ----------- ---------- ----------
                                                        (in thousands)
   Management fees............................ $     2,904     $2,055     $1,079
   General Contractor fees....................         633        --         --
   Development fees...........................         848        --         --
   Acquisition fees...........................         403        --         --
                                               ----------- ---------- ----------
     Total service income..................... $     4,788     $2,055     $1,079
                                               =========== ========== ==========

                               STORAGE USA, INC.

 Other Income

   Other income consists solely of the Company's proportionate share of the net income/(loss) of equity investments including joint ventures and Franchise, as outlined below:

                                              For the years ended December 31,
                                             -----------------------------------
                                                2000         1999        1998
                                             -----------  ----------- ----------
                                                       (in thousands)
   Fidelity joint venture................... $     1,417  $       851 $      --
   GE joint ventures........................        (538)         --         --
   Franchise................................        (290)         457        297
   Other ventures...........................         508          547        133
                                             -----------  ----------- ----------
     Total other income..................... $     1,097  $     1,855 $      430
                                             ===========  =========== ==========

 Interest Expense, net

   Interest income and expense are netted together and the breakout of income and expense is as follows:

                                                      For the years ended
                                                          December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (in thousands)
   Interest income................................ $ 13,413  $ 13,078  $  8,660
   Interest expense...............................  (58,650)  (54,375)  (45,239)
                                                   --------  --------  --------
   Interest expense, net.......................... $(45,237) $(41,297) $(36,579)
                                                   ========  ========  ========

   Interest is capitalized during the period of construction on accumulated investments relating to the development of certain qualifying properties. During 2000, 1999, and 1998, total cash paid by the Company for interest was $65.3 million, $55.5 million, and $41.6 million, respectively, which includes $5.0 million, $4.4 million, and $3.5 million, which was capitalized in 2000, 1999, and 1998, respectively.

 Interest Rate Management Agreements

   The Company periodically enters into interest rate risk management agreements including interest rate swaps and caps to manage interest rate risk associated with anticipated debt transactions and with its variable rate line of credit. No such agreements were outstanding as of December 31, 2000. Gains and losses, if any, on these transactions are deferred and amortized over the terms of the related debt as an adjustment to interest expense. Any up-front premium is amortized over the effective period of the corresponding agreement as an adjustment to interest expense. Changes in the fair value of the interest rate risk management agreements are not recognized in the financial statements. In the event that any corresponding anticipatory transaction is no longer likely to occur, the Company would mark the derivative to market and would recognize any adjustment in the consolidated statement of operations. The Company does not enter into interest rate risk management agreements for trading or speculative purposes.

 Investment in Storage Facilities

   Storage facilities are recorded at cost. Depreciation is computed using the straight line method over estimated useful lives of 40 years for buildings and improvements, and three to ten years for

                               STORAGE USA, INC.

furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred. Certain costs, principally payroll, directly related to real estate development, are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved, and the related gain or loss is credited or charged to the income statement.

   If there is an event or a change in circumstances that indicates that the basis of the Company's property may not be recoverable, the Company's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected future cash flows (undiscounted and without interest charges) to the carrying value of the asset. If the cash flow is less, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

 Minority Interest

   Minority interest reflects the ownership interest of the limited partners who hold common and preferred units in the Partnership. The common unit holders' and preferred unit holders' share of the net income of the Partnership is charged to minority interest expense and increases the Company's liability. Distributions to Partnership unit holders and preferred unit holders reduce the Company's liability. At each reporting period, the Company calculates the amount of equity allocable to the common unit holders by multiplying the common unit holders' percentage ownership of the Partnership by the total partners' equity. An adjustment is made to the minority interest liability with a corresponding adjustment reflected in the Statement of Shareholders' Equity.

 Reclassifications

   Certain previously reported amounts have been reclassified to conform to the current consolidated financial statement presentation with no impact on previously reported net income or shareholders' equity.

NOTE 3 INVESTMENTS IN STORAGE FACILITIES

   Investments in storage facilities consisted of the following at December 31,

                                                            2000        1999
                                                         ----------  ----------
                                                            (in thousands)
   Land................................................. $  418,507  $  402,033
   Buildings and improvements...........................  1,197,701   1,143,786
   Tenant improvements..................................      7,338       1,036
   Furniture, fixtures and equipment....................     42,525      34,167
   Development in progress, including land..............     44,654      89,870
                                                         ----------  ----------
   Total................................................  1,710,725   1,670,892
   Less: accumulated depreciation.......................   (132,527)    (94,538)
                                                         ----------  ----------
                                                         $1,578,198  $1,576,354
                                                         ==========  ==========

   The above cost balances include facilities acquired through capital leases of $31.5 million at December 31, 2000 and $31.3 million at December 31, 1999. Also included above is $22.8 million at December 31, 2000 and $11.8 million at December 31, 1999 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $1.4 million at December 31, 2000 and $771 thousand at December 31, 1999.

                               STORAGE USA, INC.

   The following summarizes activity during the periods:

                                                                  (in thousands)
                                                                  --------------
   Cost:
     Balance at December 31, 1998................................   $1,616,215
     Property Acquisitions.......................................       86,879
     Land acquisitions and joint venture development.............       71,004
     Facility expansions.........................................          529
     Improvements and other......................................       16,723
     Properties exchanged/disposed...............................     (120,458)
                                                                    ----------
     Balance at December 31, 1999................................   $1,670,892
                                                                    ==========
     Property Acquisitions.......................................       18,883
     Land acquisitions and joint venture development.............       37,398
     Facility expansions.........................................        4,975
     Improvements and other......................................       14,357
     Properties exchanged/disposed...............................      (35,780)
                                                                    ----------
     Balance at December 31, 2000................................   $1,710,725
                                                                    ==========
   Accumulated Depreciation:
     Balance at December 31, 1998................................   $   73,496
     Additions during the period.................................       33,625
     Properties exchanged/disposed...............................      (12,583)
                                                                    ----------
     Balance at December 31, 1999................................   $   94,538
     Additions during the period.................................       38,062
     Properties exchanged/disposed...............................          (73)
                                                                    ----------
     Balance at December 31, 2000................................   $  132,527
                                                                    ==========

NOTE 4 ADVANCES AND INVESTMENT IN REAL ESTATE

 Advances

   During 1997, the Company began offering construction advances to franchisees of Franchise to fund the development of franchised self-storage facilities. The loans are collateralized by the property and have a term of four years. The Company will advance the funds for construction and start-up costs at a market interest rate based on a spread over the 30-day LIBOR rate or the prime rate and adjusted monthly. Typically advances represent 70%-90% of the anticipated cost of the project at the prime rate plus one half to one percentage point. In consideration for coordinating the financing as well as other value derived by the franchisee, Franchise typically receives an equity interest in the facility. The equity interest typically allows Franchise to share in 40% to 45% of the positive cash flows of the facility, and if sold, the sale of the facility. Due to the Company's equity participation in the underlying projects (through its 97.5% economic interest in Franchise) all related activity is being accounted for as direct investments in and advances to real estate joint ventures, with current guidance regarding the appropriate recognition of projects' profits and losses being followed by the Company. As of December 31, 2000, the Company is committed to advance an additional $8.0 million for similar construction loans. Based upon management assessment of current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors, the need for impairment reserves associated with these

                               STORAGE USA, INC.

advances is considered. No such allowances have been established as of December 31, 2000 and 1999. The table below summarizes certain information related to these advances:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
                                                           (in thousands)
   Advances (collateralized by first mortgages).......    $111,476     $117,022
   Interest rates at end of period.................... 8.00%-10.50% 8.25%-10.00%
   W/A interest rate during period(1).................        9.86%        8.50%

  --------
  (1) W/A = Weighted average

   Scheduled maturities of advances outstanding at December 31, 2000 are $10.6 million in 2001, $38.3 million in 2002, $55.2 million in 2003 and $7.4 million thereafter. Some of these loans can be extended for an additional year at the option of the Franchisee.

 Joint Ventures

  Fidelity Venture

   On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company contributed 32 self-storage facilities with a fair value of $144.0 million to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131.0 million, representing Fidelity Management Trust Company's 75% interest in the joint venture and the Company's proportionate share of proceeds from a $93.6 million non-recourse note obtained by the joint venture. The note is secured and has a fixed interest rate of 7.76%. The Company accounts for its investment in the Fidelity Venture under the equity method. The Company's original basis in the Fidelity Venture was equal to 25% of the Company's historical cost basis in the self-storage facilities of approximately $91.2 million, less the approximate $23.4 million in debt proceeds distributed from the joint venture. A $37.1 million gain on the transaction, net of disposition costs, was deferred until such time the Company disposes of its interest in the Fidelity Venture or the underlying properties are sold. Under the terms of the venture agreement, cash flow from operations and liquidation of the venture will be distributed to each member based on its proportionate equity interest. The Company manages the Fidelity Venture and continues to operate all of the venture's assets for a fee.

   The Company recognized $1.4 million in equity earnings from the Fidelity Venture and $1.4 million in management fees for operating the venture's properties in 2000, compared to $845 thousand and $780 thousand, respectively, in 1999. As of December 31, 2000 and 1999, the Company had a recorded negative investment balance in the Fidelity Venture of $300 thousand and $175 thousand respectively. The following table summarizes certain financial information related to the Fidelity Venture:

                                                                 December 31,
                                                               -----------------
                                                                 2000     1999
                                                               -------- --------
                                                                (in thousands)
   Income Statement:
   Property revenues.......................................... $ 23,017 $ 12,847
   Property expenses..........................................    7,566    3,939
   Net Operating Income.......................................   15,451    8,908
   Net income.................................................    5,666    3,381
   Balance Sheet:
   Total assets............................................... $147,918 $149,475
   Total debt.................................................   91,768   92,976

                               STORAGE USA, INC.

  GE Capital Corp Ventures

   On December 1, 1999, the Company formed two joint ventures with GE Capital providing for a total investment capacity of $400 million for acquisitions and development of self-storage facilities. The Company has a 25% interest in the $160 million Development Venture and a 16.7% interest in the $240 million Acquisition Venture. All of the properties acquired and developed by the ventures will be operated by Storage USA under a five-year management contract. In addition to the property management, Storage USA will provide certain fee-based services for the ventures, including identifying suitable development and acquisition opportunities and general contractor services. The Company accounts for these joint ventures under the equity method of accounting.

   During the first quarter of 2000, the Company transferred nine projects that were in various stages of development into the GE Capital Development Venture, representing projected aggregate total costs of $53.0 million. The projects were transferred to the Development Venture at the Company's cost of $26.0 million. The Company received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest.

   On February 14, 2000, the Development Venture closed on a debt facility with a commercial bank. Under the facility, the Development Venture can borrow up to 50% of the cost of each project. The borrowings are supported by mortgages which are non-recourse to the joint venture partners, except for an environmental indemnification and construction completion guaranty that SUSA Partnership, L.P. will provide. The facility bears interest at various spreads over the Eurodollar Rate. As of December 31, 2000, the Development Venture had six properties open and operating and three in design and construction.

   During the second quarter, the Acquisition Venture closed on a debt facility with a group of commercial banks. Under this facility, the Acquisition venture can borrow up to 50% of the lesser of the cost or appraised value of the acquired properties. The facility is secured by those properties, and bears interest at various spreads over LIBOR. The Acquisition Venture acquired six self-storage facilities during 2000 for a cost of approximately $45.2 million. Four of the properties are located in Chicago, two in New York City.

   In connection with the closing of these joint ventures, GE Capital received warrants for the purchase of 1.25 million shares of Storage USA common stock at $42 per share. These warrants may be exercised at any time within a five-year period. There were also investment advisory fees incurred in the closing of the GE Capital Ventures. A total of $3.2 million has been paid, $1.7 million relating to the GE Development Venture, and $1.5 million to the GE Acquisition Venture. These amounts are included in the Company's recorded investment in the joint ventures.

   The Company has recognized during 2000 certain fees related to the GE Capital Ventures as summarized below:

                                                                  (in thousands)
                                                                  --------------
     General contractor fees.....................................     $1,018
     Development fees............................................        848
     Acquisition fees............................................        403
     Management fees.............................................        159
                                                                      ------
                                                                      $2,428
                                                                      ======

$385 thousand of the general contractor fees was earned by Franchise.

                               STORAGE USA, INC.

   The Company recognized $287 thousand in equity earnings losses from the GE Capital Ventures for 2000, as well as $251 thousand in additional expenses relating to the amortization of the difference between the Company's cost and the underlying equity in the Ventures' net assets. As of December 31, 2000 and 1999, the Company had a combined recorded investment of $20.8 million and $2.7 million, respectively, in the GE Capital Ventures. The following table summarizes certain financial information related to the Ventures as of December 31, 2000:

                                                                       Total
                                              Development Acquisition   GECC
                                                Venture     Venture   Ventures
                                              ----------- ----------- --------
                                                       (in thousands)
   Income Statement:
   Property revenues.........................   $   423     $ 2,332   $ 2,755
   Property expenses.........................       662       1,116     1,778
   Net Operating Income......................      (240)      1,215       975
   Net income................................      (789)        106      (683)
   Balance Sheet:
   Total assets..............................   $42,475     $50,707   $93,182
   Total third party debt....................    19,727      15,143    41,942

  Other Ventures

   The Company has equity interests in several single facility joint ventures. As of December 31, 2000 and 1999, the Company had a combined recorded investment balance in the other joint ventures of $207 thousand and $650 thousand, respectively.

NOTE 5 OTHER ASSETS

   Other assets consist of the following at December 31:

                                                                2000    1999
                                                               ------- -------
                                                               (in thousands)
     Deposits................................................. $ 4,449 $ 4,147
     Accounts receivable......................................   4,192   4,855
     Mortgages receivable.....................................   4,019   4,449
     Notes receivable.........................................   6,389   7,445
     Other receivables........................................   8,237   4,988
     Advances and investments in Franchise....................   9,464  13,906
     Deferred costs of issuances of unsecured notes (net of
      amortization)...........................................   8,291  10,006
     Other....................................................   6,345   6,824
                                                               ------- -------
                                                               $51,386 $56,620
                                                               ======= =======

   Deferred financing costs are amortized using the interest method over the terms of the related debt.

                               STORAGE USA, INC.

NOTE 6 BORROWINGS

   The following is a debt maturity schedule as of December 31, 2000:

                                2001   2002    2003    2004    2005  Thereafter
                               ------ ------ -------- ------- ------ ----------
                                                (in thousands)
Notes payable................. $  --  $  --  $100,000 $   --  $  --   $500,000
Mortgage note payables........  1,461  1,607    1,769  23,461  4,911    28,166
Non-interest bearing notes....  5,150    --       --      --     --        --
                               ------ ------ -------- ------- ------  --------
Total payments due............ $6,611 $1,607 $101,769 $23,461 $4,911  $528,166
                               ====== ====== ======== ======= ======  ========

 Notes Payable

   The Partnership has issued various senior unsecured notes (the "Notes") due on various dates. The Notes are redeemable at any time at the option of the Partnership in whole or in part, at a redemption price equal to the sum of: (a) the principal amount of the Notes being redeemed plus accrued interest or (b) a "make-whole" amount as more fully defined in the Notes' prospectus. The Notes are not subject to any mandatory sinking fund and are an unsecured obligation of the Partnership. The Notes contain various covenants restricting the amount of secured and unsecured indebtedness the Partnership may incur. The amounts, maturities and interest rates of the notes are as follows:

            December 31,
     -----------------------------
       2000                1999                          Maturity                        Interest
     --------            --------                        --------                        --------
           (in thousands)
     $100,000            $100,000                     November, 2003                      7.13%
      100,000             100,000                     July, 2006                          6.95%
      100,000             100,000                     December, 2007                      7.00%
      100,000             100,000                     June, 2017                          8.20%
      100,000             100,000                     July, 2018                          7.45%
      100,000             100,000                     December, 2027                      7.50%
     --------            --------
     $600,000            $600,000

   The proceeds from the issuances of the Notes were used to fund the purchase of acquisitions and repay debt incurred under the revolving lines of credit, which are used to finance the acquisition of self-storage facilities and for working capital.

 Line of Credit Borrowings

                                 2000      1999
                               --------  --------
                                (in thousands)
     Total lines of credit at
      December 31............  $240,000  $240,000
     Borrowings outstanding
      at December 31.........  $168,333  $105,500
     Weighted average daily
      borrowing during the
      year...................  $156,093  $ 93,122
     Maximum daily borrowing
      during the year........  $194,283  $123,093
     Weighted average daily
      interest rate during
      the year...............      7.68%     6.39%
                               --------  --------

   During 1999, the Company renegotiated its existing line of credit with a group of commercial banks, expanding the borrowing capacity under the line to $200 million and extending the maturity to May 25, 2002. This line bears interest at various spreads over LIBOR based on the Company's long-term debt ratings. At December 31, 2000, the Company also had a $40 million line of credit with a commercial bank. The line bears interest at spreads over LIBOR, matures on July 1, 2001 and is renewable at that time. Neither of these agreements have compensating balance requirements. The

                               STORAGE USA, INC.

agreement imposes several limitations on the Company. The most restrictive of these requires the Company to maintain minimum levels of debt service coverage and limits the level of the Company's total borrowings as a percentage of its assets.

 Mortgage Notes Payable

   Mortgage notes payable consist of the following at December 31:

                                                          2000
                                         ---------------------------------------
                                          Face     Assets   Maturity   Interest
                                         Amount  Encumbered   Range   Rate Range
                                         ------- ---------- --------- ----------
                                                     (in thousands)
Conventional fixed rate................. $56,152  $146,044  2000-2021 8.1%-11.5%
Conventional variable rate..............   5,223    11,244  2006-2016 7.9%- 9.0%
                                         -------  --------  --------- ----------
                                         $61,375  $157,288
Total Premiums..........................   5,470
                                         -------
Mortgage notes payable.................. $66,845

                                                         1999
                                      ------------------------------------------
                                       Face     Assets   Maturity  Interest Rate
                                      Amount  Encumbered   Range       Range
                                      ------- ---------- --------- -------------
                                                    (in thousands)
Conventional fixed rate.............. $58,318  $145,287  2000-2021  8.1%-11.5%
Conventional variable rate...........   5,332    11,244  2006-2016  7.9%- 9.0%
                                      -------  --------  ---------  ----------
                                      $63,650  $156,531
Total Premiums.......................   6,513
                                      -------
Mortgage notes payable............... $70,163

   Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt.

 Other Borrowings

                                         2000                    1999
                                ----------------------- -----------------------
                                 Face    Carry  Imputed  Face    Carry  Imputed
                                Amount   Value   Rate   Amount   Value   Rate
                                ------- ------- ------- ------- ------- -------
                                                (in thousands)
Non-interest bearing notes..... $ 5,150 $ 4,902  7.50%  $ 9,150 $ 8,365  7.50%
Deferred units.................  11,000  10,005  7.50%   12,000  10,256  7.50%
Capital Leases.................     --   23,897  7.50%      --   23,832  7.50%
                                ------- -------  ----   ------- -------  ----

   During 1998, the Company issued $15.2 million of unsecured, non-interest bearing notes in exchange for interest in self-storage facilities. The notes were issued at various maturities through 2001. The Company also consummated deferred unit agreements totaling $13.0 million in exchange for interest in self-storage facilities. The agreements have various maturities through 2002, at which time units of limited partnership interest in SUSA Partnership, L.P. will be issued to satisfy the agreements. During 1998, the Company signed a lease agreement on several self-storage facilities. The lease is being accounted for as a capital lease. An initial deposit of $7.6 million was made at the time of closing and minimum lease payments totaling $9.2 million will be paid to the lessor through 2003 at which time the Company has the option to purchase the facilities for $29.0 million. If the Company does not exercise this option the Lessor has the option to sell the facilities to the Company for $29.3 million. Minimum lease payments broken out between principal and interest by maturity are shown below.

                               STORAGE USA, INC.

                                                        2001   2002   2003
                                                       ------ ------ -------
                                                            (in thousands)
   Principal.......................................... $  121 $  296 $23,480
   Interest........................................... $1,788 $1,772 $ 1,168
                                                       ------ ------ -------
   Minimum lease payment.............................. $1,909 $2,068 $24,648
                                                       ====== ====== =======

NOTE 7 INCOME PER SHARE

   Basic and diluted income per share is calculated by dividing net income by the appropriate weighted average shares as presented in the following table:

                                             For the Years Ended December 31,
                                            -----------------------------------
                                               2000        1999        1998
                                            ----------- ----------- -----------
                                             (dollars and shares in thousands)
Basic net income per share:
  Net income............................... $    62,237 $    63,947 $    60,398
  Basic weighted average common shares
   outstanding.............................      27,373      27,942      27,707
                                            ----------- ----------- -----------
  Basic net income per share............... $      2.27 $      2.29 $      2.18
Diluted net income per share:
  Net income............................... $    62,237 $    63,947 $    60,398
  Minority interest relating to limited
   partners of the Partnership.............       7,893       8,358       7,535
                                            ----------- ----------- -----------
  Net income before minority interest
   relating to limited partners of the
   Partnership............................. $    70,130 $    72,305 $    67,933
  Basic weighted average common shares
   outstanding.............................      27,373      27,942      27,707
  Weighted average Partnership Units
   outstanding.............................       3,460       3,660       3,430
  Basic weighted average common shares and
   partnership units outstanding...........      30,833      31,602      31,137
  Dilutive effect of stock options.........         117          70         126
                                            ----------- ----------- -----------
  Diluted weighted average common shares
   and partnership units outstanding.......      30,950      31,672      31,263
                                            ----------- ----------- -----------
  Diluted net income per share............. $      2.26 $      2.28 $      2.17

NOTE 8 FINANCIAL INSTRUMENTS

   The Company's carrying amounts and fair value of its financial instruments were as follows as of December 31:

                                                 2000              1999
                                           ----------------- -----------------
                                           Carrying   Fair   Carrying   Fair
                                            value    value    value    value
                                           -------- -------- -------- --------
                                                     (in thousands)
Cash and cash equivalents................. $  5,045 $  5,045 $  1,699 $  1,699
Advances(collateralized by first
 mortgage)................................  111,476  111,476  117,022  117,022
Line of credit borrowings.................  168,333  168,333  105,500  105,500
Mortgage notes payable....................   66,845   66,304   70,163   70,163
Notes payable.............................  600,000  559,381  600,000  584,457
                                           -------- -------- -------- --------

                               STORAGE USA, INC.

   The Company, in determining the fair values set forth above, used the following methods and assumptions:

 Advances

   Advances accrue interest based on a spread over the 30-day LIBOR rate or the prime rate and are adjusted monthly and therefore fair value approximates carrying value.

 Mortgage and Notes Payable and Line of Credit Borrowings

   The Company's line of credit borrowings bear interest at variable rates and therefore cost approximates fair value. The fair value of the mortgage and notes payable were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate at December 31, 2000 and 1999, for similar types of borrowing arrangements.

NOTE 9 COMMITMENTS AND CONTINGENCIES

 Lease Agreements

   The Company has various lease agreements for office space. Total future minimum rental payments and corresponding revenues from subtenant payments are outlined below:

                                    2001   2002   2003   2004   2005  thereafter
                                   ------ ------ ------ ------ ------ ----------
                                                  (in thousands)
   Lease payments................. $3,691 $2,988 $2,856 $2,856 $2,914  $28,441
   Sublease income................    989    956    855    855    926    8,995
                                   ------ ------ ------ ------ ------  -------
                                   $2,702 $2,032 $2,001 $2,001 $1,988  $19,446
                                   ====== ====== ====== ====== ======  =======

   Rental expense under these operating leases approximated $2.8 million in 2000, $1.2 million in 1999, and $1.0 million in 1998. Corresponding sublease income totaled $824 thousand in 2000. There was no sublease income in 1999 or 1998.

 Construction Financing

   The Company is committed to advance an additional $8.0 million in construction financing to franchisees of Franchise as described in Note 4. The Company is also a limited guarantor on the financing of three open and operating projects in which Franchise has either a partnership interest or an option to purchase the facility at various times after completion. Under the terms of the guarantee, the Company has the option, upon notice by the financial institution of an event which would require payment by the Company under the guarantee, of (a) purchasing the note and all related loan documents without recourse or (b) payment of the guarantee. At December 31, 2000, the Company was guarantor on $8.8 million of these financing arrangements, of which $0 was outstanding.

 Redemption of Units

   At December 31, 2000, there were 3.4 million Units outstanding. Certain Units are redeemable for an amount equal to their fair market value ($2.6 million based upon a price per Unit of $31.75 at December 31, 2000) payable by the Company in cash or by a promissory note payable in quarterly installments over two years with interest at the prime rate. Units held by other Limited Partners are redeemable, at the option of such Limited Partners, beginning on the first anniversary of their issue, for amounts equal to the then fair market value of their Units ($106.0 million redeemable at December 31, 2000, based upon a price per Unit of $31.75 at December 31, 2000) payable by the Company in cash or, at the option of the Company, in shares of the Company's common stock at the exchange ratio of one share for each Unit.

                               STORAGE USA, INC.

NOTE 10 DISTRIBUTIONS (UNAUDITED)

   The dollar amount and percentage allocation between return of capital and ordinary income of the Company's dividends were as follows:

                                                            2000   1999   1998
                                                            -----  -----  -----
   Dividends............................................... $2.76  $2.68  $2.56
   Ordinary income.........................................    82%    86%    90%
   Return of Capital.......................................    18%    14%    10%

NOTE 11 CAPITAL STOCK

 Stock-Based Compensation Plan

   The Company applies Accounting Principles Board (APB)25 and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS123 "Accounting for Stock-Based Compensation", the Company elected to continue to apply the provisions of APB25. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS123 are required and are presented below along with a summary of the plan and awards.

   The shareholders of the Company have approved and the Company has adopted the Storage USA, Inc. 1993 Omnibus Stock Plan (the "Plan"). The Company has granted options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. Options granted to employees generally vest over a three to five year period. There are 4 million shares available to be issued under the Plan.

   Generally, the optionee has up to ten years from the date of the grant to exercise the options. Plan activity is as follows:

                                  Number of      Exercise      Weighted average
                                   options      price range     exercise price
                                  ---------  ----------------- ----------------
Options outstanding December 31,
 1997...........................  1,503,489  $   21.75-$40.375      $34.16
Exercisable at end of year......    546,543  $    21.75-$38.25      $26.78
  Granted.......................    710,058  $   29.50-$40.313      $31.33
  Exercised.....................    (56,100) $    24.75-$31.25      $26.51
  Cancelled.....................   (189,102) $   24.75-$40.375      $39.23

Options outstanding December 31,
 1998...........................  1,968,345  $  21.75-$40.3125      $32.87
Exercisable at end of year......    771,982  $  21.75-$40.3125      $30.59
  Granted.......................    800,129  $  27.5625-31.875      $33.09
  Exercised.....................    (79,000) $    31.75-$31.00      $24.30
  Cancelled.....................    (93,026) $  38.875-$38.875      $38.75

Options outstanding December 31,
 1999...........................  2,596,448  $  21.75-$40.3125      $31.66
Exercisable at end of year......  1,039,079  $  21.75-$40.3125      $32.63
  Granted.......................    498,853  $ 28.3125-$30.875      $28.36
  Exercised.....................    (17,188) $    21.75-$29.50      $24.54
  Cancelled.....................   (392,841) $27.5625-$39.4375      $31.97

Options outstanding December 31,
 2000...........................  2,685,272  $  21.75-$40.3125      $31.07
Exercisable at end of year......  1,206,611  $  21.75-$40.3125      $32.52

                               STORAGE USA, INC.

   The following table provides additional information about the options outstanding and exercisable at December 31, 2000:

                                 Options outstanding                    Options exercisable
                   ----------------------------------------------- ------------------------------
                    Outstanding  Weighted average
Range of               as of        remaining     Weighted average     As of     Weighted average
exercise prices    Dec. 31, 2000 contractual life  exercise price  Dec. 31, 2000  exercise price
---------------    ------------- ---------------- ---------------- ------------- ----------------
$21.7500-$25.4625      187,598         3.51           $22.7847         187,598       $22.7847
$25.4626-$29.1750    1,129,285         9.20           $27.8759         115,968       $27.6146
$29.1751-$32.8875      491,889         7.00           $30.1109         293,220       $30.4182
$32.8875-$36.6000      271,222         6.71           $35.4779         184,122       $35.6231
$36.6001-$40.3125      605,278         6.69           $38.1104         425,703       $37.9840
                     ---------         ----           --------       ---------       --------
                     2,685,272         7.60           $31.0671       1,206,611       $32.5192
                     =========         ====           ========       =========       ========

   The Company has utilized a Black-Scholes option-pricing model with the following assumptions in order to estimate the fair value of its stock options.

                                                           2000   1999   1998
                                                           -----  -----  -----
   Risk-free interest rates..............................   5.77%  6.35%  4.57%
   Estimated dividend yields.............................   9.26%  8.86%  7.50%
   Volatility factors of the expected market price of the
    Company's common shares..............................  23.42% 22.80% 20.30%
   Expected life of the options (years)..................      7      7      7
   Weighted average fair value...........................  $2.36  $3.35  $2.56

   The following pro forma disclosures were computed assuming the fair value of the options is amortized to compensation expense over the vesting period of the options:

                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (in thousands,
                                                        except per share data)
   Pro forma compensation expense...................... $ 1,355 $ 1,063 $ 1,202
   Pro forma net income................................ $61,034 $62,884 $59,196
   Pro forma basic net income per share................ $  2.23 $  2.25 $  2.14
   Pro forma diluted net income per share.............. $  2.22 $  2.24 $  2.13


 Employee Stock Purchase and Loan Plan

   As of December 31, 2000, the Company has issued 558 thousand shares of its common stock under the 1995 Employee Stock Purchase and Loan Plan. Pursuant to the terms of the plan, the Company and certain officers entered into stock purchase agreements whereby the officers purchased common stock at the then current market price. The Company provides 100% financing for the purchase of the shares with interest rates ranging from 5.8% to 9.2% per annum payable quarterly. The underlying notes have personal guarantees and are collateralized by the shares and mature between 2002 and 2007.

 Dividend Reinvestment and Stock Purchase Plan

   In 1995, the Company adopted the Dividend Reinvestment and Stock Purchase Plan. Under the plan, the Company offers holders of its common stock the opportunity to purchase, through reinvestment of dividends or by additional cash payments, additional shares of its common stock.

                               STORAGE USA, INC.

The shares of common stock for participants may be purchased from the Company at the greater of the average high and low sales price or the average closing sales price on the investment date or in the open market at 100% of the average price of all shares purchased for the plan. During 2000 and 1999, 7,603 and 3,813 shares, respectively, were issued under the plan.

 Stock Purchase Agreement

   On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty (U.S.Realty) to purchase shares of the Company's common stock. As of December 31, 2000, U.S.Realty owned 11,765,654 shares of the Company's common stock, which represents 43.6% of the outstanding shares of the Company. On March 19, 1996, U.S.Realty also executed a Strategic Alliance Agreement and a Registration Rights Agreement with the Company, which has subsequently been amended. The Strategic Alliance Agreement generally provides that U.S.Realty may nominate a number of directors to the Company's Board of Directors proportionate to its ownership of the Company's common stock and provides certain restrictions on further acquisition or sales of Storage USA's common stock as well as certain restrictions on Storage USA. On January 16, 2001, SC Realty Corporation, an indirect wholly-owned subsidiary of Security Capital Group, Incorporated acquired all outstanding shares of Storage USA common stock owned by U.S. Realty. As of December 31, 2000, three nominees of Security Capital serve on the Company's Board of Directors. During 2000, the Company paid Security Capital Group, Incorporated or its affiliates $1.3 million for various services received by the Company during the year. The payments included $1.2 million for investment advisory services and $137 for real estate research and insurance related services.

 Common Stock

   In 1997, the Company issued 2,461,000 shares of common stock for an aggregate purchase price of $90.4 million. The proceeds from the issuances are contributed to the Partnership in exchange for additional Units. The Partnership used the net proceeds to repay debt incurred under its revolving lines of credit to finance the acquisitions of self-storage facilities and for working capital.

   In December of 1999, the Company announced a Board authorized plan to repurchase up to 5% of its common shares outstanding through open market and private purchases. The plan was completed in 2000, with 1.2 million shares purchased at a cost of $34.9 million in 2000, and 250 thousand shares at a cost of $7.2 million in 1999. The total 1.4 million shares acquired under the plan were purchased at an average price of $30 per share, representing a total purchase price of $42.1 million.

NOTE 12 PREFERRED UNITS

   On November 12, 1998, the Partnership issued 650,000 units of $100 par value 8.875% Cumulative Redeemable Preferred Partnership Units (the "Preferred Units") valued at $65 million in a private placement. The Partnership has the right to redeem the Preferred Units after November 1, 2003 at the original capital contribution plus the cumulative priority return to the redemption date to the extent not previously distributed. The Preferred Units are exchangeable for 8.875% Series A Preferred Stock of Storage USA, Inc., on or after November 1, 2008 (or earlier upon the occurrence of certain events) at the option of 51% of the holders of the Preferred Units.

                               STORAGE USA, INC.

NOTE 13 POST EMPLOYMENT BENEFIT PLAN

   The Company contributes to a 401(k) savings plan (a voluntary defined contribution plan) for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Each year through 1999, the Company was obligated to make a matching contribution on the employee's behalf equal to 50% of the participant's contribution to the plan, up to 2% of the participant's compensation. Additionally, Company profit sharing contributions to the plan were determined annually by the Company. Plan changes effective January 1, 2000 eliminate the discretionary profit sharing contributions, but increase the matching contributions. The Company is now obligated to make a matching contribution on the employee's behalf equal to 100% of the first 3% of employee deferrals plus 50% of the next 2% (up to 5%), for a total potential match of 4%, if the employee contributes 5%. Company contributions totaled $2.0 million, $969 thousand, and $661 thousand during 2000, 1999 and 1998, respectively. $571 thousand of the 2000 total reflects additional contributions relating to a Voluntary Compliance Resolution filed with the I.R.S. for plan years 1994 through 1998.

NOTE 14 RECENT ACCOUNTING DEVELOPMENTS

   On February 27, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 sets forth guidelines for the capitalization of costs relating to internal-use software. In connection with the new SOP, the Company capitalized approximately $351 thousand and $600 thousand of qualifying costs in 2000 and 1999, respectively.

   On June 16, 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under this statement derivatives are recognized at fair market value and changes in fair market value are recognized as gains or losses. The adoption of SAS 133 is not expected to have a material impact on the financial position or results of operation of the Company.

NOTE 15 QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following is a summary of quarterly results of operations for 2000 and 1999:

                                                 First  Second   Third  Fourth
2000                                            quarter quarter quarter quarter
----                                            ------- ------- ------- -------
                                                 (in thousands except for per
                                                          share data)
Revenue........................................ $61,886 $65,592 $70,601 $66,429
Net income..................................... $14,678 $15,084 $16,888 $15,587
Basic net income per share..................... $  0.53 $  0.55 $  0.62 $  0.57
Diluted net income per share................... $  0.53 $  0.55 $  0.62 $  0.56

                                                 First  Second   Third  Fourth
1999                                            quarter quarter quarter quarter
----                                            ------- ------- ------- -------
                                                 (in thousands except for per
                                                          share data)
Revenue........................................ $60,667 $63,795 $64,680 $62,069
Net income..................................... $13,755 $16,532 $17,455 $16,205
Basic net income per share..................... $  0.49 $  0.59 $  0.62 $  0.59
Diluted net income per share................... $  0.49 $  0.59 $  0.62 $  0.58

                               STORAGE USA, INC.

NOTE 16 LEGAL PROCEEDINGS

   On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed until June 2001. The stay was entered in part because of a new statute passed by the Maryland legislature relating to late fees. The constitutionality of that statute has been challenged in an unrelated litigation not involving the Company.

   On November 15, 1999, a purported nationwide class action was filed against the REIT and Partnership in the Supreme Court of the State of New York, Ulster County, under the style West 125th Street Associates, L.L.C. v. Storage USA, Inc. and SUSA Partnership, L.P., case no 99-3278, seeking the recovery of certain late and administrative fees paid by tenants and an injunction against similar fees. The Company filed a responsive pleading on January 28, 2000 and the case was transferred to New York County, case no. 401589/00. On July 6, 2000 the Plaintiff filed an Amended Complaint and a Motion for Class Certification. On February 6, 2001, the New York Supreme Court, in an oral ruling by Justice Gammerman, declined to certify either a New York or nationwide class. The ruling may be appealed by the plaintiffs.

   While the ultimate resolution of the two cases discussed above will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.

   On March 28, 2000, separate actions (now consolidated) were commenced in the Supreme Court of the State of New York, New York County, styled SMB IIochman Partners, et al. v. Goldman, et al., Index No. 601346/00 and Kramer, et al. v. Goldman, et al., Index No. 601347/00, by certain limited partnerships and their limited partners relating to the sale to the Partnership of two storage facilities located in Westchester County, New York. The consolidated action alleges fraud and breach of fiduciary duty by the general partners of the limited partnerships in connection with their negotiation of the sale of the facilities on behalf of the limited partnerships. It further alleges that REIT and the Partnership aided and abetted the breach of fiduciary duty. The consolidated action seeks unspecified compensatory damages and $25 million in punitive damages. On March 19, 2001, all parties to the consolidated action released the Company from any and all liability and the actions against the Company have been dismissed with prejudice.

                                                                    Schedule III
                         Storage USA, Inc., Facilities

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 2000

                                        Initial Cost to REIT          Cost of
                                 ---------------------------------- Improvements
                                                         Building &    Sub to
State  Property Name             Encumbrances    Land     Fixtures  Acquisition
-----  ------------------------- ------------ ---------- ---------- ------------
AL     Birmingham/Hwy 280                     $  348,919 $  953,148  $   95,746
AL     Birmingham/Palisades Blvd                 571,924  1,546,313      61,259
AZ     Oracle                                    587,844  1,595,864   1,628,125
AZ     East Phoenix                              370,586  1,021,566     231,060
AZ     Tempe                                     878,690  2,389,598     117,348
AZ     Cave Creek                                824,369  2,244,177      80,429
AZ     Alma School                               785,504  2,162,032      74,426
AZ     Metro-21st/Peoria-Phoenix                 599,712  1,638,042   1,806,953
AZ     7th St/Indian Sch-Phoenix                 518,977  1,418,677   1,811,234
AZ     Phoenix/32nd Street                     1,346,245  3,670,885      33,291
AZ     Mesa/Country Club                         554,688  1,503,241     128,061
AZ     Mesa/East Main St          1,405,125      913,783  2,479,293     250,227
AZ     Phoenix/Bell Road                       1,312,139  3,547,636     120,222
AZ     Tucson/S Santa Clara Ave                  542,275  1,486,171     130,164
AZ     Phoenix/N 43rd Avenue                   1,307,809  3,541,123     274,590
AZ     Phoenix/N 25th Avenue                     537,482  1,457,678      94,940
AZ     Phoenix/2331 W Ind Sch                    537,759  1,458,428     184,276
AZ     Mesa/N Power Rd                           454,601  1,231,582      73,508
AZ     Chandler/3026 S Ctry Club                 525,840  1,429,081     244,191
AZ     Tempe/E Southshore Dr      1,150,472      798,272  2,158,290     287,178
CA     Marina Del Rey                          1,954,097  5,293,255     142,274
CA     Campbell                                  989,715  2,684,079     329,612
CA     Monterey I & II                         1,556,242  4,223,039     332,676
CA     Santa Cruz                              1,036,838  2,812,668     327,137
CA     Scotts Valley                             601,093  1,634,485     297,978
CA     Santa Clara                             1,362,331  3,738,431     162,921
CA     Watsonville                               430,931  1,173,809     267,085
CA     Point Loma                              2,135,347  5,777,511     488,968
CA     Rialto                                    695,327  1,921,602     157,800
CA     Yucaipa                                   411,580  1,145,267      37,711
CA     Fallbrook                                 418,763  1,154,513      84,986
CA     Hemet                                     455,585  1,252,504   1,526,514
CA     San Bernardino/Baseline                 1,220,837  3,325,258     168,336
CA     Colton                                    514,276  1,425,550     141,854
CA     San Marcos                                318,260    879,411      91,300
CA     Capitola                                  827,352  2,283,337      87,153
CA     Oceanside                               1,236,627  3,383,435      86,640
CA     San Bernardino/Waterman                   708,661  1,941,602     232,833
CA     Santee                                    879,599  2,382,970     282,392
CA     Santa Ana                               1,273,489  3,456,542      73,645
CA     Garden Grove                            1,137,544  3,087,956      97,923
CA     City of Industry                          899,709  2,453,012     130,860
CA     Chatsworth                              1,740,975  4,744,309     170,545
CA     Palm Springs/Tamarisk                     816,416  2,229,985     149,621
CA     Moreno Valley                             413,759  1,142,629     196,407
CA     San Bern/23rd St                          655,883  1,803,082     113,187
CA     San Bern/Mill Ave                         368,526  1,023,905     106,460

                                        Initial Cost to REIT
                                  --------------------------------   Cost of
                                                         Building  Improvements
                                                             &        Sub to
State  Property Name              Encumbrances   Land    Fixtures  Acquisition
-----  -------------------------- ------------ --------- --------- ------------
CA     Highlands                                 626,794 1,718,949     54,207
CA     Redlands                                  673,439 1,834,612    275,890
CA     Palm Springs/Gene Autry                   784,589 2,129,022     63,296
CA     Thousand Palms                            652,410 1,831,765  2,427,094
CA     Salinas                                   622,542 1,731,104     83,376
CA     Whittier                                  919,755 2,516,477    131,636
CA     Florin/Freeport-Sacramento                824,241 2,262,310    162,718
CA     Sunrise/Sacramento                        819,025 2,231,500    144,617
CA     Santa Rosa                              1,351,168 3,669,084    136,936
CA     Huntington Beach                          838,648 2,309,309    265,051
CA     La Puente/Valley Blvd                     992,211 2,710,041     90,631
CA     Huntington Bch II/McFadden              1,050,495 2,846,043    149,498
CA     Hawaiian Gardens/Norwalk                1,956,411 5,353,015    133,643
CA     Sacramento/Auburn Blvd                    666,995 1,808,847    281,620
CA     Vacaville/Bella Vista                     680,221 1,873,594     39,330
CA     Sacramento/Perry                          452,480 1,225,139     98,132
CA     Cypress/Lincoln Avenue                    795,173 2,178,391     48,868
CA     Hollywood/N Vine St                     1,736,825 4,735,794     84,158
CA     Los Angeles/Fountain Ave    1,747,588     835,269 2,318,852    298,262
CA     Long Beach/W Wardlow Rd                   988,344 2,714,905     76,842
CA     Riverside/Arlington Ave                   596,109 1,676,348    210,703
CA     Orange/S Flower St                      1,563,079 4,245,104  2,093,305
CA     Huntington Bch/Warner Ave               3,308,574 8,976,395    174,769
CA     Anaheim/W Penhall Way                     977,584 2,664,764     83,619
CA     Santa Ana/W Fifth St                      760,131 2,109,283     88,278
CA     Long Beach/E Carson St                  1,485,186 4,033,235    171,823
CA     Long Beach/W Artesia Blvd               2,025,400 5,552,032    156,696
CA     El Segundo/El Segundo Blv               2,065,840 5,598,384    188,920
CA     Gardena/E Alondra Blvd                  1,080,093 2,944,755     61,716
CA     Pico Rivera/E Slauson Ave               1,823,075 4,954,864    144,501
CA     Whittier/Comstock                       1,230,548 3,346,862    234,657
CA     Baldwin Park/Garvey Ave                   568,380 1,552,405     69,467
CA     Glendora/E Arrow Hwy                      873,562 2,378,316     73,612
CA     Pomona/Ridgeway                           810,109 2,242,407    254,764
CA     Riverside/Fairgrounds St                  675,019 1,867,609     78,445
CA     Cathedral City/E Ramon Rd               1,485,254 4,047,848    176,876
CA     Palm Springs/Radio Road                 1,011,684 2,765,751    226,873
CA     Campbell/187 E Sunnyoaks                  781,574 1,658,248    239,374
CA     Roseville/6th Street                      793,202 2,153,320    189,185
CA     Roseville/Junction Blvd                   918,175 2,484,109     76,274
CA     Spring Valley/Jamacha Rd                  823,892 2,232,496    202,341
CA     N Highlands/Elkhorn Blvd                  490,354 1,325,770    242,740
CA     Los Angeles/Centinela Ave                     --  2,975,910    147,382
CA     Los Alamitos/Cerritos Ave               2,027,330 5,481,290    413,210
CA     Los Angeles/W Pico Blvd                 1,122,500 3,034,910    284,966
CA     Redwood City/Willow St                  3,107,679 3,285,844    612,012
CA     Oceanside/Oceanside Blvd                2,283,822 6,174,777    232,151
CA     Campbell/Curtner Ave          293,914   2,170,551 5,301,352      7,497
CO     Broomfield/W 120th Ave                    690,949 1,899,169     23,343
CO     Lakewood/W Mississippi                  1,348,480 3,658,455    130,308
CO     Denver/W 96th Ave                         857,144 2,325,371     11,078
CT     Wethersfield                              472,831 1,294,408    968,220
CT     East Hartford                             992,547 2,700,212    149,877

                                        Initial Cost to REIT
                                  --------------------------------   Cost of
                                                         Building  Improvements
                                                             &        Sub to
State  Property Name              Encumbrances   Land    Fixtures  Acquisition
-----  -------------------------- ------------ --------- --------- ------------
CT     Waterbury                                 746,487 2,036,915    115,505
CT     Rocky Hill                              1,327,857 3,608,978  1,124,913
CT     Farmington                              1,272,203 3,454,995     98,627
CT     Stamford/Commerce Rd                    3,159,903 8,547,884    101,530
CT     Brookfield/Brookfield-Fed               1,042,980 2,819,920    144,104
FL     Longwood                                  862,849 2,387,142     94,822
FL     Sarasota                                1,281,966 2,007,843  1,667,919
FL     WPB Southern                              226,524   922,193  3,082,015
FL     WPB II                                    572,284 2,365,372    104,585
FL     Ft. Myers                                 489,609 1,347,207    813,242
FL     North Lauderdale                        1,050,449 2,867,443    837,698
FL     Naples                                    636,051 1,735,211    166,718
FL     Hallandale                              1,696,519 4,625,578    216,955
FL     Davie                                   2,005,938 5,452,384    159,376
FL     Tampa/Adamo                               837,180 2,291,714    124,074
FL     SR 84 (Southwest)                       1,903,782 5,187,373    154,651
FL     Quail Roost                 1,474,648   1,663,641 4,533,384    148,180
FL     Tamiami                                 1,962,917 5,371,139     98,517
FL     Highway 441 (2nd Avenue)                1,734,958 4,760,420     93,182
FL     Miami Sunset                            2,205,018 6,028,210     96,819
FL     Doral (Archway)                         1,633,500 4,464,103    149,328
FL     Boca Raton                              1,505,564 4,123,885    164,247
FL     Ft Lauderdale                           1,063,136 2,949,236    107,703
FL     Coral Way                   2,865,857   1,574,578 4,314,468    367,599
FL     Miller Rd.                              1,409,474 3,898,643    125,454
FL     Harborview/Port Charlotte                 883,344 2,400,333  1,417,286
FL     Miami Gardens/441                         540,649 1,469,557    226,483
FL     Miramar/State Rd 7                      1,797,370 4,892,278    561,353
FL     Delray Bch/W Atlantic Blvd                388,538 1,059,895    151,391
FL     Sarasota/N Washington Bl                1,038,538 2,822,939    183,262
FL     West Palm Bch/N Military                  791,677 2,140,460     42,373
FL     Miami/SW 127th Ave                            --  5,491,430     37,980
FL     WPB/Congress Avenue                       474,880 3,136,069  2,037,177
FL     WPB/Okeechobee Blvd                     1,273,005 3,063,825     41,228
FL     Bradenton/Manatee Ave                     840,035 2,271,607     19,959
FL     Brandon/Providence Road                   833,806 1,213,189    147,346
GA     South Cobb                                161,509 1,349,816    198,019
GA     Lilburn                                   634,879 1,724,697    139,161
GA     Eastpoint                                 807,085 2,194,489    896,730
GA     Acworth                                   333,504   917,825  1,140,174
GA     Western Hills                             682,094 1,855,712  1,127,617
GA     Stone Mountain                          1,053,620 2,908,080    108,347
IL     Chicago/W Fullerton Ave                 1,001,294 2,709,083     18,763
IN     Marion/W 2nd St                           230,497   660,932    117,620
IN     Indianapolis/N Illinois                   365,621   993,582    126,081
IN     Indianapolis/W 10th St                    598,465 1,627,324    143,942
IN     Indianapolis/Hawthorn Pk                1,257,359 3,409,578    240,672
IN     Indianapolis/E 56th St                  1,053,343 2,856,687    153,774
IN     Indianapolis/E 42nd St                    665,547 1,809,692    157,547
IN     Indianapolis/E 86th St                    397,221 1,087,020    119,996
IN     Indianapolis/Beachway Dr                  526,117 1,432,517    107,624
IN     Indianapolis/Crawfordsvil                 267,217   732,526     97,865
IN     Indianapolis/Fulton Dr                    323,210   881,916    215,168

                                       Initial Cost to REIT
                                 --------------------------------   Cost of
                                                        Building  Improvements
                                                            &        Sub to
State  Property Name             Encumbrances   Land    Fixtures  Acquisition
-----  ------------------------- ------------ --------- --------- ------------
IN     Indianapolis/N Merdian                       --     11,011    543,915
IN     Indianapolis/Fry Rd                      617,315 1,694,127    236,879
IN     Greenwood/E Stop 11 Rd                   794,443 2,158,189    151,600
IN     Clarksville/N Hallmark                    53,776   157,730    152,231
IN     Jeffersonville/E 10th St                 301,589   826,943    815,213
IN     New Albany/Grant Line Rd                 188,493   519,965    103,079
IN     Jeffersonville/W 7th St                  329,308   902,889    151,389
IN     Clarksville/Woodstock Dr                 286,620   785,272    111,023
IN     New Albany/Progress Blvd                 387,797 1,061,123    133,022
KS     Olathe                                   429,808 1,176,442    114,117
KY     Louisville/Bardstown                     664,899 1,812,323     50,530
KY     Louisville/Dixie Highway                 649,638 1,790,623     80,694
KY     Louisville/Preston Hwy                   863,390 2,346,688  1,718,166
KY     Valley Station/Val Sta Rd                623,828 1,697,482    747,643
KY     Louisville/Adams St                      752,032 2,049,063    169,524
MA     Whitman                                  544,178 1,487,628  2,318,312
MA     Brockton                               1,134,761 3,104,615    101,437
MA     Northborough                             822,364 2,279,586    145,461
MA     Nashua/Tyngsboro                       1,211,930 3,293,838    115,295
MA     South Easton                             909,912 2,465,382    107,693
MA     North Attleboro                          908,949 2,460,427  1,768,697
MA     Fall River                               773,781 2,097,333    161,973
MA     Salisbury                                771,078 2,096,159     95,084
MA     Raynham/Broadway                         128,851   352,739  1,610,148
MA     Plainville/Washington St                 802,165 2,805,865    233,720
MA     Abington/Bedford Street                  850,574 2,299,700     26,144
MA     Stoughton/Washington St                  873,582 2,361,908     19,548
MA     Everett/329 Second Street              4,641,543 2,069,531      7,267
MD     Annapolis/Route 50         3,116,413   1,565,664 4,324,670    879,582
MD     Silver Spring                          2,776,490 4,455,110    118,143
MD     Columbia                               1,057,034 3,289,952    129,780
MD     Rockville                              1,376,588 3,765,848    173,694
MD     Annapolis/Trout                        1,635,928 4,430,887    166,323
MD     Millersville                           1,501,123 4,101,854    105,577
MD     Waldorf                                1,168,869 3,175,314     51,959
MD     Rt 3/Millersville                        546,011 1,493,533     82,302
MD     Balto City/E Pleasant St               1,547,767 4,185,072    849,643
MD     Wheaton/Georgia Avenue                 2,524,985 6,826,813    173,460
MD     Owings Mills/Owings Mills              1,232,000 2,695,300    503,684
MD     Columbia/Berger Rd         2,539,587   1,301,350 3,518,450    597,731
MD     Germantown/Wisteria Dr     2,163,396   1,507,010 4,074,500    457,766
MD     Towson/E Joppa Rd                            --  5,019,296  2,382,560
MD     Bethesda/River Road                    2,688,520 7,268,950      9,052
MD     Towson/203 E Joppa Rd                  1,307,339 3,618,848    838,120
MD     Germantown/Fredrick Rd                 2,058,984 1,819,481  1,791,660
MI     Lincoln Park                             761,209 2,097,502  1,965,867
MI     Tel-Dixie                                595,495 1,646,723     91,779
MI     Troy/Coolidge Highway                  1,264,541 3,425,505     93,962
MI     Grand Rapids/28th St SE                  598,182 1,621,080    113,012
MI     Grandville/Spartan Ind Dr                579,599 1,840,838     95,578
MI     Linden/S Linden Rd                       608,318 1,725,631    187,878
MI     Farmington Hills/Gr Riv                      --     21,690    152,794
MI     Belleville/Old Rawsonvill              1,604,420 4,337,870    143,808

                                        Initial Cost to REIT          Cost of
                                  --------------------------------- Improvements
                                                         Building &    Sub to
State  Property Name              Encumbrances   Land     Fixtures  Acquisition
-----  -------------------------- ------------ --------- ---------- ------------
MI     Canton/Canton Center Rd                 1,058,080  2,860,740    117,511
MI     Chesterfield/23 Mild Rd                 1,069,360  2,891,220    128,723
MI     Mt Clemens/N River Rd                     804,822  2,176,000    130,668
MI     Shelby Twnshp/Van Dyke                  1,646,340  4,451,210     82,676
MI     Southgate/Allen Road                      903,934  2,443,966     43,779
MI     Ypsilanti/Carpenter Rd                  1,294,443  3,499,784     93,288
MO     Grandview                                 511,576  1,396,230    187,774
NC     Charlotte/Tryon St                      1,003,418  2,731,345     79,865
NC     Raleigh/Hillsborough St                   753,296  2,051,496     65,934
NC     Charlotte/Amity Rd                        947,871  2,583,190    145,738
NC     Fayetteville/MacArthur                    597,765  1,689,315    140,811
NC     Fayetteville/Rim Rd                       514,208  1,417,324     28,161
NC     Wilmington/Market St                      622,720  1,704,743     51,349
NC     Pineville/Crump Road                      763,330  2,063,820     69,165
NJ     Lawnside                                1,095,126  2,972,032    403,386
NJ     Cherry Hill/Cuthbert                      720,183  1,894,545    112,703
NJ     Cherry Hill/Route 70                      693,314  1,903,413    125,718
NJ     Pomona                                    529,657  1,438,132     82,674
NJ     Mays Landing                              386,592  1,051,300     57,825
NJ     Hackensack/S River St       7,245,484   3,646,649  9,863,617  1,539,208
NJ     Secaucus/Paterson Plank     5,345,628   2,851,097  7,712,681  1,191,768
NJ     Harrison/Harrison Ave       1,210,522     822,192  2,227,121    537,182
NJ     Orange/Oakwood Ave          3,849,772   2,408,877  6,517,030    954,143
NJ     Flanders/Bartley Flanders                 645,486  1,749,362     77,540
NJ     Mt Laurel/Ark Road                        678,397  1,866,032     64,643
NJ     Ho Ho Kus/Hollywood Ave                 4,474,785 12,117,431    153,085
NJ     Millville/S Wade Blvd                     302,675    829,306    178,281
NJ     Williamstown/Glassboro Rd                 483,584  1,316,646    163,492
NJ     West New York/55th St                     852,042  2,303,670    147,242
NJ     Englewood/Grand Avenue                  1,039,298  3,674,024  1,570,412
NJ     Edgewater/River Road                    2,819,510  7,623,119      5,931
NJ     Tom's River/Route 37 East               1,019,345  2,756,007      9,915
NM     Lomas                                     251,018    691,453     89,956
NM     Montgomery                                606,860  1,651,611    120,317
NM     Legion                                        --   1,873,666    157,411
NM     Ellison                                   642,304  1,741,230     60,783
NM     Hotel Circle                              277,101    766,547    940,745
NM     Eubank                                    577,099  1,568,266    315,041
NM     Coors                                     494,400  1,347,792    120,619
NM     Osuna                                     696,685  1,891,849    308,134
NM     Santa Fe/875 W San Mateo    2,402,471   1,055,760  2,854,470    409,135
NM     Albuquerque/Central Ave, E                549,778  1,492,587    333,984
NV     Rainbow                                   879,928  2,385,104    185,652
NV     Oakey                                     663,607  1,825,505    107,479
NV     Tropicana                                 803,070  2,179,440    263,545
NV     Sunset                                    934,169  2,533,803    247,560
NV     Sahara                                  1,217,565  3,373,622    205,550
NV     Las Vegas-Sahara/Pioneer                1,040,367  2,842,388    103,265
NV     Las Vegas/S Nellis Blvd                   619,239  1,749,528    134,347
NV     Las Vegas/W Cheyenne Rd                   815,468  2,204,780    241,699
NV     Henderson/Stephanie Pl      2,554,874   1,623,290  4,388,890    442,810
NV     Las Vegas/5801 W Charlest                 929,185  2,512,240    121,359
NY     Coram/Bald Hill                         1,976,332  5,352,301    153,741

                                       Initial Cost to REIT          Cost of
                                 --------------------------------- Improvements
                                                        Building &    Sub to
State  Property Name             Encumbrances   Land     Fixtures  Acquisition
-----  ------------------------- ------------ --------- ---------- ------------
NY     Mahopac/Rt 6 and Lupi Ct               1,299,571  3,530,956    120,409
NY     Kingston/Sawkill Rd                      677,909  1,845,654    138,969
NY     New Paltz/So Putt Corners                547,793  1,498,124    173,237
NY     Saugerties/Route 32                      677,909  1,839,254    211,752
NY     Amsterdam/Route 5 So                     394,628  1,070,360     89,072
NY     Ridge/Middle Country Rd                1,357,430  3,670,090     78,651
NY     Bronx/Third Avenue                       763,367  2,063,920    186,962
NY     New Rochelle/Huguenot St               1,360,120  3,677,360    299,491
NY     Mt Vernon/Northwest St                       --   5,139,250    347,698
NY     Bronx/Zerega Avenue                    1,586,900  4,290,520    231,269
NY     Bronx/Bruckner Blvd                    4,641,070 12,548,400    549,724
NY     Bronx/112 Bruckner Blvd                2,813,340  7,606,440    135,938
NY     Brooklyn/Albemarle Rd      3,825,589   3,321,900  8,981,430    639,628
NY     Long Island City/Starr     6,703,634   4,228,040 11,431,400    902,996
NY     New York/W 143rd St                    1,826,321  4,937,833    111,802
NY     Brooklyn/John St           4,195,240   3,319,740  8,975,590    852,524
NY     New York/W 21st St.                    3,920,699 10,600,417    165,890
NY     Hicksville/S Broadway                  1,223,817  3,308,839     23,649
NY     Yonkers/Saw Mill River                 1,547,491  4,183,958    159,183
NY     White Plains/S Kensico                 1,297,085  3,506,934    197,266
NY     New York/531 W 21st St                 3,933,027 10,633,741    124,707
NY     Hauppage/Old Willets Path                713,348  4,133,745      6,247
OH     Akron/Chenoweth Rd                       540,716  1,519,499    115,045
OH     Streetsboro/Frost Rd                     622,041  1,836,890    157,080
OH     Kent/Cherry St                           513,752  1,454,983     73,866
OH     Amherst/Leavitt                          392,212  1,131,603     82,218
OH     East Lake/Lakeland Blvd                  432,656  1,237,086    165,715
OH     Mentor/Mentor Ave                      1,051,222  2,910,600    108,292
OH     Mentor/Heisley Road                      337,560    986,802    177,829
OH     Columbus/W Broad St                      891,738  2,423,670    218,197
OH     Columbus/S High St                       785,018  2,127,507    118,640
OH     Columbus/Innis Rd                      1,694,130  4,585,478    939,491
OH     Columbus/E Main St                       665,547  1,808,554    161,708
OH     Columbus/E Cooke Rd                      891,461  2,415,298  1,288,232
OH     Worthington/Reliance St                  519,187  1,408,980    138,951
OH     Delaware/State Rt 23                      76,506    213,346     60,234
OH     Trotwood/Salem Bend Dr                 1,041,424  2,834,894    158,435
OH     Worthington/Alta View Blv                437,308  1,185,419     41,785
OH     Columbus/W Dublin-Grand    1,514,392     801,749  2,170,758    212,969
OH     Dublin/Old Avery Road                    712,038  1,928,205    100,143
OH     Hilliard/Parkway Lane                    739,230  2,001,725     90,969
OH     Columbus/Urlin Avenue      1,548,269     803,372  2,172,080    211,455
OH     Columbus/Schofield Dr                    578,248  1,563,410    131,138
OH     Columbus/Wilson Road                     729,548  1,972,480    136,388
OH     Columbus/2929 Dublin Rd                  707,428  1,912,680    120,784
OH     Columbus/Kenny Road                      715,395  1,934,220    151,696
OH     Columbus/South Hamilton                  357,786    967,348    107,049
OK     Sooner Road                              453,185  1,252,031    142,890
OK     10th Street                              261,208    743,356  1,324,622
OK     Midwest City                             443,545  1,216,512    115,877
OK     Meridian                                 252,963    722,040    396,919
OK     Air Depot                                347,690    965,923    148,517
OK     Peoria                                   540,318  1,488,307    106,155

                                        Initial Cost to REIT          Cost of
                                 ---------------------------------- Improvements
                                                         Building &    Sub to
State  Property Name             Encumbrances    Land     Fixtures  Acquisition
-----  ------------------------- ------------ ---------- ---------- ------------
OK     11th & Mingo                              757,054  2,071,799     228,401
OK     Skelly                                    173,331    489,960     113,777
OK     Lewis                                     642,511  1,760,304      45,715
OK     Sheridan                                  531,978  1,509,718     124,044
OK     OKC/33rd Street                           267,059    741,710     128,678
OK     OKC/South Western                         721,181  1,958,872      24,852
OK     Tulsa/So Garnett Road                     966,052    497,746      39,538
OK     NW Expressway/Roxbury                     598,527  1,631,870     305,228
OR     Hillsboro/229th Ave                     1,198,358  3,249,301     108,782
OR     Beaverton/Murray Ave                    1,086,999  2,948,220     109,715
OR     Aloha/185th Ave                         1,337,157  3,624,573      60,111
PA     King of Prussia                         1,354,359  3,678,011     134,785
PA     Warminster                                891,048  2,446,648     384,079
PA     Allentown                                 578,632  1,583,744     117,554
PA     Bethlehem                                 843,324  2,317,298     114,837
PA     Norristown                                868,586  2,405,332      94,682
PA     Malvern/E Lancaster                       433,482  2,833,980   2,356,611
PA     West Chester/Downington                   567,546  1,613,461      40,002
PA     Huntingdon Valley/Welsh                   583,650  1,578,020      45,130
PA     Philadelphia/Wayne Ave                  1,781,940  4,817,840     256,336
TN     SUSA Partnership L.P.                  13,783,769 30,954,093  24,692,159
TN     Summer                                    172,093  2,663,644     181,645
TN     Union                                     286,925  1,889,030   2,647,611
TN     Memphis/Mt Moriah                         692,669  1,598,722   1,457,618
TN     Antioch/Nashville                         822,125  2,239,684     219,347
TN     Keyport (Gateway)                         396,229  1,080,547     154,216
TN     Chattanooga                               484,457  1,360,998   1,172,456
TN     Memphis/Ridgeway                          638,757  1,141,414   1,280,024
TN     Winchester                                774,069  2,260,361   1,248,419
TN     Nashville/Lebanon Pike                  1,366,208  3,748,062      73,557
TN     Nashville/Haywood          1,067,590      423,170  1,166,891     189,436
TN     Nashville/Murfreesboro       797,838      344,720    950,811   1,754,313
TN     Memphis/2939 Poplar                     1,750,286  1,986,417   2,736,058
TN     Nashville/Trousdale                     1,440,860  3,901,994     768,540
TN     Nashville/Murfreesboro                  1,222,229  3,309,033     164,745
TN     Nashville/Old Hickory Rd                1,271,786  3,444,402     246,236
TN     Antioch/Bell Road                         841,235  2,280,513     166,160
TN     Franklin/Liberty Pike                     844,335  2,287,937     957,041
TN     Memphis/5675 Summer Ave                   399,486  1,103,101     116,938
TN     Memphis/4705 Winchester                   425,797  1,171,967     241,691
TN     Memphis/Madison Avenue                    189,329    523,890     157,463
TN     Memphis/Raleigh-LaGrange                  282,744    788,041      99,027
TN     Memphis/4175 Winchester                   233,054    661,583      83,164
TN     Memphis/American Way                      326,495    911,122     215,026
TN     Memphis/6390 Winchester                   348,906    976,683     137,164
TN     Collierville/W Poplar                   1,122,353  2,372,249      28,735
TN     Antioch/2757 Murfreesboro  2,357,153    1,299,380  3,531,925     301,313
TN     Memphis/Shelby Oaks                       446,424  1,219,883     182,687
TN     Cordova/Autumn Creek                      760,818  2,057,030      95,430
TN     Cordova/N Germantown                      991,310  2,680,210     133,406
TN     Cordova/Moriarty Rd                       679,285  1,836,580     108,618
TN     Cordova/Germantown Pkwy                 1,434,990  2,371,420     272,016
TN     Memphis/Hickory Hill                      720,000  3,560,989     190,071

                                           Initial Cost to REIT             Cost of
                                 ---------------------------------------- Improvements
                                                             Building &      Sub to
State  Property Name             Encumbrances     Land        Fixtures    Acquisition
-----  ------------------------- ------------ ------------ -------------- ------------
TN     Bartlett/Germantown Rd N                    720,188      1,944,173       61,743
TN     Memphis/7301 Winchester                   1,016,188      2,747,471       59,296
TN     Bartlett/6937 Stage Road                    624,662      2,125,412      870,232
TN     Memphis/Kirby Parkway                       554,334      1,498,754      153,166
TN     Memphis/Covington Way                     1,005,904      2,719,667       16,223
TX     White Settlement                            920,149      2,496,150    1,389,769
TX     Airport Freeway                             616,535      1,678,683      329,476
TX     Midway                                      851,959      2,310,475    1,400,282
TX     Dallas/Preston                            1,194,744      3,245,423       39,441
TX     Bedford                                     923,948      2,525,303      107,419
TX     Spring/I-45 North                         1,110,728      3,005,855      170,732
TX     Sugarland/Old Mill Rd                       675,660      1,830,545      154,053
TX     Dallas/N Dallas Pkwy                        894,127      2,446,468       42,452
TX     Alvin/Mustang Road                          371,866      1,082,427       33,599
TX     Clute/Brazos Park Drive                     614,354      1,665,736      241,836
TX     Houston/South Main                        1,105,840      2,992,930       21,794
TX     Austin/McNeil Drive                         916,980      2,479,240       36,565
TX     Plano/Wagner Way                          1,046,620      2,829,760       25,220
TX     Carrollton/W Frankford Rd                   797,598      2,156,470       33,357
TX     Pasadena/Red Bluff Rd                       605,356      1,636,700      100,025
TX     Dallas/N Central Express                  1,215,080      3,285,210       86,043
TX     Spring/Spring Stuebner                      621,986      1,681,670      119,449
TX     Addison/16280 Addison Rd                  1,386,743      3,749,346       60,499
TX     Grapevine/State Highway                   1,254,651      3,392,203       26,719
TX     Dallas/Lemmon Ave                         1,211,599      3,275,805       62,537
TX     Dallas/19211 Preston Road                 1,371,378      3,707,800       31,371
UT     Sandy                                       949,065      2,573,696       87,756
UT     West Valley                                 576,248      1,579,605       69,717
VA     Fairfax Station                           1,019,015      2,115,385      349,607
VA     Chantilly                                   882,257      2,395,841      834,453
VA     Reston                                      551,285      2,260,947      261,384
VA     Falls Church                              1,226,409      3,348,761      216,584
VA     Willow Lawn                               1,516,115      4,105,846    2,202,720
VA     Stafford/Jefferson Davis                    751,398      2,035,961      118,158
VA     Fredericksburg/Jefferson                    668,526      1,812,040      260,575
VA     Fredericksburg/Plank Rd                     846,358      2,287,063    1,544,742
VA     Alexandria/N Henry St                     2,424,650      6,555,535      199,732
VA     Falls Church/Hollywood Rd                 2,209,059      5,972,642      173,292
VA     Alexandria/Kings Centre                   1,612,519      2,207,382      849,169
VA     Fairfax/Prosperity Ave                    1,132,852      3,171,245      599,159
VA     Sterling/Woodland Rd                        653,670      3,143,418      117,388
VA     Falls Church/Seminary Rd                    580,267      2,299,633        7,463
WA     Vancouver/78th St                           753,071      2,045,377       85,661
WA     Seattle/N 130th Street                    1,763,737      4,768,623        4,577
                                 -----------  ------------ -------------- ------------
                                 $61,375,456  $418,177,999 $1,132,474,994 $160,071,956
                                 ===========  ============ ============== ============

                                 Gross Amount at Close of Period
                                 -------------------------------                          Depreciable
                                                        Land &                              Life of
                                          Building &   Building  Accumulated  Year Placed  Building
State  Property Name               Land    Fixtures     Total    Depreciation in Service   Component
-----  ------------------------- -------- ----------- ---------- ------------ ----------- -----------
AL     Birmingham/Hwy 280        $353,429 $ 1,044,384 $1,397,813  $(129,679)     1996          40
AL     Birmingham/Palisades Blvd  580,592   1,598,904  2,179,496    (52,509)     1999          40
AZ     East Phoenix               370,586   1,252,626  1,623,212   (175,613)     1995          40
AZ     Tempe                      879,017   2,506,619  3,385,636   (362,198)     1995          40
AZ     Cave Creek                 824,369   2,324,606  3,148,975   (322,816)     1995          40
AZ     Alma School                789,076   2,232,886  3,021,962  (298,995)      1996          40

                                     Gross Amount at Close of
                                              Period
                                  ------------------------------                          Depreciable
                                             Building   Land &                              Life of
                                                 &     Building  Accumulated  Year Placed  Building
State  Property Name                 Land    Fixtures    Total   Depreciation in Service   Component
-----  -------------------------- ---------- --------- --------- ------------ ----------- -----------
AZ     Metro-21st/Peoria-Phoenix   1,013,070 3,031,637 4,044,707   (260,804)     1996          40
AZ     7th St/Indian Sch-Phoenix     736,550 3,012,338 3,748,888   (190,639)     1996          40
AZ     Phoenix/32nd Street         1,347,052 3,703,369 5,050,421   (413,453)     1996          40
AZ     Mesa/Country Club             558,822 1,627,168 2,185,990   (179,542)     1996          40
AZ     Mesa/East Main St             965,186 2,678,117 3,643,303   (280,870)     1996          40
AZ     Phoenix/Bell Road           1,319,860 3,660,137 4,979,997   (390,326)     1996          40
AZ     Tucson/S Santa Clara Ave      543,219 1,615,391 2,158,610   (161,569)     1997          40
AZ     Phoenix/N 43rd Avenue       1,314,457 3,809,065 5,123,522   (349,153)     1997          40
AZ     Phoenix/N 25th Avenue         541,455 1,548,645 2,090,100   (138,980)     1997          40
AZ     Phoenix/2331 W Ind Sch        541,733 1,638,730 2,180,463   (150,212)     1997          40
AZ     Mesa/N Power Rd               458,286 1,301,405 1,759,691   (125,548)     1997          40
AZ     Chandler/3026 S Ctry Club     529,773 1,669,339 2,199,112   (159,762)     1997          40
AZ     Tempe/E Southshore Dr         813,320 2,430,420 3,243,740   (185,202)     1998          40
CA     Marina Del Rey              1,954,097 5,435,529 7,389,626   (928,184)     1994          40
CA     Campbell                    1,041,860 2,961,546 4,003,406   (472,048)     1994          40
CA     Monterey I & II             1,613,922 4,498,035 6,111,957   (718,384)     1994          40
CA     Santa Cruz                  1,092,718 3,083,925 4,176,643   (485,752)     1994          40
CA     Scotts Valley                 651,281 1,882,275 2,533,556   (313,692)     1994          40
CA     Santa Clara                 1,362,331 3,901,352 5,263,683   (581,308)     1995          40
CA     Watsonville                   480,039 1,391,786 1,871,825   (222,919)     1994          40
CA     Point Loma                  2,139,342 6,262,484 8,401,826   (963,272)     1994          40
CA     Rialto                        695,327 2,079,402 2,774,729   (295,368)     1995          40
CA     Yucaipa                       411,580 1,182,978 1,594,558   (182,210)     1995          40
CA     Fallbrook                     418,763 1,239,499 1,658,262   (190,398)     1995          40
CA     Hemet                         455,585 2,779,018 3,234,603   (205,896)     1995          40
CA     San Bernardino/Baseline     1,220,837 3,493,594 4,714,431   (506,067)     1995          40
CA     Colton                        514,276 1,567,404 2,081,680   (235,611)     1995          40
CA     San Marcos                    318,260   970,711 1,288,971   (160,881)     1995          40
CA     Capitola                      827,352 2,370,490 3,197,842   (337,232)     1995          40
CA     Oceanside                   1,236,627 3,470,075 4,706,702   (522,582)     1995          40
CA     San Bernardino/Waterman       708,988 2,174,108 2,883,096   (293,445)     1995          40
CA     Santee                        879,599 2,665,362 3,544,961   (378,034)     1995          40
CA     Santa Ana                   1,273,816 3,529,860 4,803,676   (489,383)     1995          40
CA     Garden Grove                1,137,871 3,185,552 4,323,423   (439,880)     1995          40
CA     City of Industry              900,036 2,583,545 3,483,581   (357,367)     1995          40
CA     Palm Springs/Tamarisk         816,743 2,379,279 3,196,022   (350,735)     1995          40
CA     Moreno Valley                 414,614 1,338,181 1,752,795   (203,250)     1995          40
CA     San Bern/23rd St              655,883 1,916,269 2,572,152   (265,005)     1995          40
CA     San Bern/Mill Ave             370,043 1,128,848 1,498,891   (162,426)     1995          40
CA     Highlands                     627,594 1,772,356 2,399,950   (239,923)     1995          40
CA     Redlands                      731,365 2,052,576 2,783,941   (277,078)     1995          40
CA     Palm Springs/Gene Autry       784,589 2,192,318 2,976,907   (293,191)     1995          40
CA     Thousand Palms              1,104,911 3,806,358 4,911,269   (300,372)     1996          40
CA     Salinas                       626,114 1,810,908 2,437,022   (237,811)     1996          40
CA     Whittier                      923,327 2,644,541 3,567,868   (335,212)     1996          40
CA     Florin/Freeport-Sacramento    828,504 2,420,765 3,249,269   (306,696)     1996          40
CA     Sunrise/Sacramento            822,597 2,372,545 3,195,142   (293,618)     1996          40
CA     Santa Rosa                  1,354,740 3,802,448 5,157,188   (458,774)     1996          40
CA     Huntington Beach              842,664 2,570,344 3,413,008   (333,614)     1996          40
CA     La Puente/Valley Blvd         995,455 2,797,428 3,792,883   (323,194)     1996          40
CA     Huntington Bch II/McFadden  1,054,708 2,991,328 4,046,036   (354,045)     1996          40
CA     Hawaiian Gardens/Norwalk    1,960,437 5,482,632 7,443,069   (631,169)     1996          40
CA     Sacramento/Auburn Blvd        665,659 2,091,803 2,757,462   (246,797)     1996          40
CA     Vacaville/Bella Vista         681,166 1,911,979 2,593,145   (210,830)     1997          40
CA     Sacramento/Perry              458,533 1,317,218 1,775,751   (147,095)     1996          40

                                    Gross Amount at Close of
                                             Period
                                 ------------------------------                          Depreciable
                                           Building    Land &                              Life of
                                               &      Building  Accumulated  Year Placed  Building
State  Property Name               Land    Fixtures    Total    Depreciation in Service   Component
-----  ------------------------- --------- --------- ---------- ------------ ----------- -----------
CA     Cypress/Lincoln Avenue      796,117 2,226,315  3,022,432   (231,718)     1997          40
CA     Hollywood/N Vine St       1,737,769 4,819,008  6,556,777   (475,382)     1997          40
CA     Los Angeles/Fountain Ave    905,889 2,546,494  3,452,383   (266,547)     1997          40
CA     Long Beach/W Wardlow Rd     989,288 2,790,803  3,780,091   (294,102)     1997          40
CA     Riverside/Arlington Ave     597,054 1,886,106  2,483,160   (247,145)     1997          40
CA     Orange/S Flower St        2,083,008 5,818,480  7,901,488   (494,459)     1997          40
CA     Huntington Bch/Warner Ave 3,310,670 9,149,068 12,459,738   (858,649)     1997          40
CA     Anaheim/W Penhall Way       978,331 2,747,636  3,725,967   (270,261)     1997          40
CA     Santa Ana/W Fifth St        762,227 2,195,465  2,957,692   (232,388)     1997          40
CA     Long Beach/E Carson St    1,487,282 4,202,962  5,690,244   (394,992)     1997          40
CA     Long Beach/W Artesia Blvd 2,027,497 5,706,631  7,734,128   (563,133)     1997          40
CA     El Segundo/El Segundo Blv 2,067,936 5,785,208  7,853,144   (545,312)     1997          40
CA     Gardena/E Alondra Blvd    1,082,189 3,004,375  4,086,564   (287,712)     1997          40
CA     Pico Rivera/E Slauson Ave       --  6,922,440  6,922,440   (603,785)     1997          40
CA     Whittier/Comstock         1,232,645 3,579,422  4,812,067   (329,827)     1997          40
CA     Baldwin Park/Garvey Ave     570,476 1,619,776  2,190,252   (162,326)     1997          40
CA     Glendora/E Arrow Hwy        875,659 2,449,831  3,325,490   (240,926)     1997          40
CA     Pomona/Ridgeway             812,206 2,495,074  3,307,280   (252,496)     1997          40
CA     Riverside/Fairgrounds St    677,115 1,943,958  2,621,073   (206,138)     1997          40
CA     Cathedral City/E Ramon Rd 1,487,350 4,222,628  5,709,978   (409,437)     1997          40
CA     Palm Springs/Radio Road   1,013,781 2,990,527  4,004,308   (287,208)     1997          40
CA     Campbell/187 E Sunnyoaks    781,574 1,897,622  2,679,196   (152,172)     1997          40
CA     Roseville/6th Street        794,891 2,340,816  3,135,707   (200,093)     1997          40
CA     Roseville/Junction Blvd     919,546 2,559,012  3,478,558   (212,441)     1997          40
CA     Spring Valley/Jamacha Rd    825,263 2,433,466  3,258,729   (209,660)     1997          40
CA     N Highlands/Elkhorn Blvd    490,557 1,568,307  2,058,864   (157,170)     1998          40
CA     Los Angeles/Centinela Ave     2,490 3,120,802  3,123,292   (195,984)     1998          40
CA     Los Alamitos/Cerritos Ave 2,029,290 5,892,540  7,921,830   (371,120)     1998          40
CA     Los Angeles/W Pico Blvd   1,126,798 3,315,578  4,442,376   (239,748)     1998          40
CA     Redwood City/Willow St    3,124,570 3,880,964  7,005,534   (142,139)     1999          40
CA     Oceanside/Oceanside Blvd  2,294,759 6,395,991  8,690,750   (212,375)     1999          40
CA     Campbell/Curtner Ave      2,170,551 5,308,849  7,479,400    (86,751)     2000          40
CO     Broomfield/W 120th Ave      691,893 1,921,568  2,613,461   (200,610)     1997          40
CO     Lakewood/W Mississippi    1,350,196 3,787,047  5,137,243   (335,518)     1997          40
CO     Denver/W 96th Ave           857,144 2,336,449  3,193,593    (30,116)     2000          40
CT     Wethersfield                481,890 2,253,569  2,735,459   (329,887)     1994          40
CT     East Hartford               992,547 2,850,089  3,842,636   (429,340)     1995          40
CT     Waterbury                   751,111 2,147,796  2,898,907   (278,903)     1996          40
CT     Rocky Hill                1,339,486 4,722,262  6,061,748   (446,810)     1996          40
CT     Farmington                1,276,827 3,548,998  4,825,825   (427,249)     1996          40
CT     Stamford/Commerce Rd      3,175,004 8,634,313 11,809,317   (693,335)     1997          40
CT     Brookfield/Brookfield-Fed 1,050,048 2,956,956  4,007,004   (173,075)     1998          40
FL     Longwood                    862,849 2,481,964  3,344,813   (737,044)     1988          40
FL     Sarasota                  2,007,894 2,949,834  4,957,728   (760,521)     1988          40
FL     WPB Southern              1,021,536 3,209,196  4,230,732   (531,980)     1991          40
FL     WPB II                      572,284 2,469,957  3,042,241   (470,281)     1991          40
FL     Ft. Myers                   645,219 2,004,839  2,650,058   (297,749)     1994          40
FL     North Lauderdale          1,282,769 3,472,821  4,755,590   (567,093)     1994          40
FL     Naples                      636,051 1,901,929  2,537,980   (311,264)     1994          40
FL     Hallandale                1,696,519 4,842,533  6,539,052   (710,815)     1995          40

                                            Building   Land &
                                                &     Building  Accumulated  Year Placed
State  Property Name                Land    Fixtures    Total   Depreciation in Service
-----  -------------------------- --------- --------- --------- ------------ -----------
FL     Davie                      2,011,841 5,605,857 7,617,698   (841,142)     1995      40
FL     Tampa/Adamo                  837,180 2,415,788 3,252,968   (363,158)     1995      40
FL     SR 84 (Southwest)          1,903,782 5,342,024 7,245,806   (751,568)     1995      40
FL     Quail Roost                1,682,210 4,662,995 6,345,205   (619,397)     1995      40
FL     Tamiami                    1,962,917 5,469,656 7,432,573   (796,755)     1995      40
FL     Highway 441 (2nd Avenue)   1,734,958 4,853,602 6,588,560   (701,281)     1995      40
FL     Miami Sunset               2,205,018 6,125,029 8,330,047   (871,220)     1995      40
FL     Doral (Archway)            1,639,215 4,607,716 6,246,931   (673,148)     1995      40
FL     Boca Raton                 1,509,136 4,284,560 5,793,696   (532,524)     1996      40
FL     Ft Lauderdale              1,066,708 3,053,367 4,120,075   (397,812)     1996      40
FL     Coral Way                  1,657,605 4,599,040 6,256,645   (553,881)     1996      40
FL     Miller Rd.                 1,412,540 4,021,031 5,433,571   (526,448)     1996      40
FL     Harborview/Port Charlotte  1,523,476 3,177,487 4,700,963   (337,186)     1996      40
FL     Miami Gardens/441            544,221 1,692,468 2,236,689   (228,847)     1996      40
FL     Miramar/State Rd 7         1,800,942 5,450,059 7,251,001   (734,351)     1996      40
FL     Delray Bch/W Atlantic Blvd   392,563 1,207,261 1,599,824   (159,425)     1996      40
FL     Sarasota/N Washington Bl   1,039,483 3,005,256 4,044,739   (301,503)     1997      40
FL     West Palm Bch/N Military     787,989 2,186,521 2,974,510   (159,365)     1998      40
FL     Miami/SW 127th Ave             2,942 5,526,468 5,529,410   (365,166)     1998      40
FL     WPB/Congress Avenue          734,052 4,914,074 5,648,126    (34,064)     1999      40
FL     WPB/Okeechobee Blvd        1,275,259 3,102,799 4,378,058   (220,521)     1999      40
FL     Bradenton/Manatee Ave        840,035 2,291,566 3,131,601    (75,404)     1999      40
FL     Brandon/Providence Road      833,806 1,360,535 2,194,341   (179,644)     2000      40
GA     South Cobb                   161,509 1,547,835 1,709,344   (339,892)     1992      40
GA     Lilburn                      634,879 1,863,858 2,498,737   (340,839)     1994      40
GA     Eastpoint                    937,618 2,960,686 3,898,304   (460,074)     1994      40
GA     Acworth                      520,032 1,871,471 2,391,503   (257,030)     1994      40
GA     Western Hills                846,462 2,818,961 3,665,423   (369,621)     1994      40
GA     Stone Mountain             1,057,192 3,012,855 4,070,047   (387,834)     1996      40
IL     Chicago/W Fullerton Ave    1,001,294 2,727,846 3,729,140    (17,376)     2000      40
IN     Marion/W 2nd St              231,441   777,608 1,009,049   (110,181)     1997      40
IN     Indianapolis/N Illinois      368,997 1,116,287 1,485,284   (107,470)     1997      40
IN     Indianapolis/W 10th St       602,650 1,767,081 2,369,731   (159,246)     1997      40
IN     Indianapolis/Hawthorn Pk   1,263,833 3,643,776 4,907,609   (320,132)     1997      40
IN     Indianapolis/E 56th St     1,059,108 3,004,696 4,063,804   (265,262)     1997      40
IN     Indianapolis/E 42nd St       669,964 1,962,822 2,632,786   (175,588)     1997      40
IN     Indianapolis/E 86th St       400,707 1,203,530 1,604,237   (120,652)     1997      40
IN     Indianapolis/Beachway Dr     530,051 1,536,207 2,066,258   (140,312)     1997      40
IN     Indianapolis/Crawfordsvil    270,251   827,357 1,097,608    (84,648)     1997      40
IN     Indianapolis/Fulton Dr       326,439 1,093,855 1,420,294   (110,471)     1997      40
IN     Indianapolis/N Meridian          --    554,926   554,926   (100,161)     1997      40
IN     Indianapolis/Fry Rd          621,565 1,926,756 2,548,321   (191,662)     1997      40
IN     Greenwood/E Stop 11 Rd       799,308 2,304,924 3,104,232   (199,821)     1997      40
IN     Clarksville/N Hallmark        56,069   307,668   363,737    (51,540)     1997      40
IN     Jeffersonville/E 10th St     453,161 1,490,584 1,943,745   (163,730)     1997      40
IN     New Albany/Grant Line Rd     191,254   620,283   811,537    (69,744)     1997      40
IN     Jeffersonville/W 7th St      332,558 1,051,028 1,383,586   (116,234)     1997      40
IN     Clarksville/Woodstock Dr     289,722   893,193 1,182,915    (90,850)     1997      40
IN     New Albany/Progress Blvd     391,250 1,190,692 1,581,942   (116,719)     1997      40
KS     Olathe                       429,808 1,290,559 1,720,367   (249,489)     1994      40
KY     Louisville/Bardstown         666,131 1,861,621 2,527,752   (202,995)     1997      40
KY     Louisville/Dixie Highway     650,582 1,870,373 2,520,955   (195,853)     1997      40
KY     Louisville/Preston Hwy     1,080,333 3,847,911 4,928,244   (307,029)     1997      40
KY     Valley Station/Val Sta Rd    628,101 2,440,852 3,068,953   (155,425)     1997      40

                                   Gross Amount at Close of
                                            Period
                                 -----------------------------                          Depreciable
                                           Building   Land &                              Life of
                                               &     Building  Accumulated  Year Placed  Building
State  Property Name               Land    Fixtures    Total   Depreciation in Service   Component
-----  ------------------------- --------- --------- --------- ------------ ----------- -----------
KY     Louisville/Adams St         756,748 2,213,871 2,970,619    (204,958)    1997          40
MA     Whitman                     936,591 3,413,527 4,350,118    (314,219)    1994          40
MA     Brockton                  1,138,334 3,202,479 4,340,813    (392,832)    1996          40
MA     Northborough                825,937 2,421,474 3,247,411    (318,930)    1996          40
MA     Nashua/Tyngsboro          1,216,554 3,404,509 4,621,063    (417,862)    1996          40
MA     South Easton                914,536 2,568,451 3,482,987    (305,270)    1996          40
MA     North Attleboro           1,316,103 3,821,970 5,138,073    (360,235)    1996          40
MA     Fall River                  778,405 2,254,682 3,033,087    (267,574)    1996          40
MA     Salisbury                   775,702 2,186,619 2,962,321    (256,369)    1996          40
MA     Raynham/Broadway            130,220 1,961,518 2,091,738    (109,601)    1997          40
MA     Plainville/Washington St    802,165 3,039,585 3,841,750    (182,202)    1998          40
MA     Abington/Bedford Street     845,731 2,330,687 3,176,418    (151,091)    1998          40
MA     Stoughton/Washington St     873,582 2,381,456 3,255,038     (77,813)    1999          40
MA     Everett/329 Second Street 4,641,543 2,076,798 6,718,341     (13,016)    2000          40
MD     Annapolis/Route 50        1,774,896 4,995,020 6,769,916  (1,199,800)    1989          40
MD     Silver Spring             2,776,490 4,573,253 7,349,743  (1,311,037)    1989          40
MD     Columbia                  1,057,034 3,419,732 4,476,766    (833,196)    1991          40
MD     Rockville                 1,376,588 3,939,542 5,316,130    (641,020)    1994          40
MD     Annapolis/Trout           1,635,928 4,597,210 6,233,138    (733,828)    1994          40
MD     Millersville              1,501,123 4,207,431 5,708,554    (570,475)    1995          40
MD     Waldorf                   1,169,197 3,226,945 4,396,142    (437,443)    1995          40
MD     Rt 3/Millersville           550,368 1,571,478 2,121,846    (194,310)    1996          40
MD     Balto City/E Pleasant St  1,551,339 5,031,143 6,582,482    (491,460)    1996          40
MD     Wheaton/Georgia Avenue    2,541,788 6,983,470 9,525,258    (567,007)    1997          40
MD     Owings Mills/Owings Mills 1,232,006 3,198,978 4,430,984    (220,616)    1998          40
MD     Columbia/Berger Rd        1,415,235 4,002,296 5,417,531    (304,612)    1998          40
MD     Germantown/Wisteria Dr    1,604,410 4,434,866 6,039,276    (322,685)    1998          40
MD     Towson/E Joppa Rd             6,720 7,395,136 7,401,856    (841,073)    1998          40
MD     Bethesda/River Road       2,638,124 7,328,398 9,966,522    (373,460)    1998          40
MD     Towson/203 E Joppa Rd     1,307,339 4,456,968 5,764,307    (158,931)    1999          40
MD     Germantown/Fredrick Rd    2,087,219 3,582,906 5,670,125     (90,022)    1999          40
MI     Lincoln Park              1,028,677 3,795,901 4,824,578    (460,379)    1995          40
MI     Tel-Dixie                   608,495 1,725,502 2,333,997    (264,588)    1995          40
MI     Troy/Coolidge Highway     1,268,321 3,515,687 4,784,008    (383,905)    1996          40
MI     Grand Rapids/28th St SE     601,962 1,730,312 2,332,274    (200,283)    1996          40
MI     Grandville/Spartan Ind Dr   583,379 1,932,636 2,516,015    (216,224)    1996          40
MI     Linden/S Linden Rd          609,262 1,912,565 2,521,827    (223,608)    1997          40
MI     Farmington Hills/Gr Riv         944   173,540   174,484     (47,238)    1997          40
MI     Belleville/Old Rawsonvill     2,474 6,083,624 6,086,098    (284,766)    1998          40
MI     Canton/Canton Center Rd       1,964 4,034,367 4,036,331    (182,676)    1998          40
MI     Chesterfield/23 Mild Rd       2,504 4,086,799 4,089,303    (191,807)    1998          40
MI     Mt Clemens/N River Rd         2,571 3,108,919 3,111,490    (152,927)    1998          40
MI     Shelby Twnshp/Van Dyke        1,964 6,178,262 6,180,226    (264,407)    1998          40
MI     Southgate/Allen Road          1,964 3,389,715 3,391,679    (150,333)    1998          40
MI     Ypsilanti/Carpenter Rd        2,369 4,885,146 4,887,515    (221,452)    1998          40
MO     Grandview                   511,576 1,584,004 2,095,580    (300,194)    1994          40
NC     Charlotte/Tryon St        1,006,990 2,807,638 3,814,628    (345,787)    1996          40
NC     Raleigh/Hillsborough St     756,868 2,113,858 2,870,726    (264,521)    1996          40
NC     Charlotte/Amity Rd          951,444 2,725,355 3,676,799    (331,622)    1996          40
NC     Fayetteville/MacArthur      598,709 1,829,182 2,427,891    (219,310)    1997          40
NC     Fayetteville/Rim Rd         515,153 1,444,540 1,959,693    (147,180)    1997          40
NC     Wilmington/Market St        623,664 1,755,148 2,378,812    (177,821)    1997          40
NC     Pineville/Crump Road        765,753 2,130,562 2,896,315    (148,996)    1998          40

                                 Gross Amount at Close of Period
                                 -------------------------------                          Depreciable
                                                        Land &                              Life of
                                           Building &  Building  Accumulated  Year Placed  Building
State  Property Name               Land     Fixtures    Total    Depreciation in Service   Component
-----  ------------------------- --------- ---------- ---------- ------------ ----------- -----------
NJ     Lawnside                  1,095,126  3,375,418  4,470,544    (465,510)    1995          40
NJ     Cherry Hill/Cuthbert        720,183  2,007,248  2,727,431    (287,155)    1995          40
NJ     Cherry Hill/Route 70        693,641  2,028,804  2,722,445    (284,750)    1995          40
NJ     Pomona                      534,281  1,516,182  2,050,463    (186,710)    1996          40
NJ     Mays Landing                391,216  1,104,501  1,495,717    (132,604)    1996          40
NJ     Hackensack/S River St     3,993,539 11,055,935 15,049,474  (1,128,136)    1996          40
NJ     Secaucus/Paterson Plank   3,108,351  8,647,195 11,755,546    (886,046)    1996          40
NJ     Harrison/Harrison Ave       886,738  2,699,757  3,586,495    (281,574)    1996          40
NJ     Orange/Oakwood Ave        2,633,661  7,246,389  9,880,050    (748,378)    1996          40
NJ     Flanders/Bartley Flanders   652,270  1,820,118  2,472,388    (207,459)    1996          40
NJ     Mt Laurel/Ark Road          679,341  1,929,731  2,609,072    (193,779)    1997          40
NJ     Ho Ho Kus/Hollywood Ave   4,477,747 12,267,554 16,745,301  (1,074,057)    1997          40
NJ     Millville/S Wade Blvd       304,497  1,005,765  1,310,262    (111,442)    1997          40
NJ     Williamstown/Glassboro Rd   484,529  1,479,193  1,963,722    (144,492)    1997          40
NJ     West New York/55th St       854,303  2,448,651  3,302,954    (184,998)    1998          40
NJ     Englewood/Grand Avenue    1,058,489  5,225,244  6,283,733    (131,502)    1999          40
NJ     Edgewater/River Road      2,819,510  7,629,050 10,448,560    (223,420)    1999          40
NJ     Tom's River/Route 37 East 1,019,345  2,765,921  3,785,266     (69,649)    1999          40
NM     Lomas                       251,018    781,409  1,032,427    (141,028)    1994          40
NM     Montgomery                  606,860  1,771,928  2,378,788    (325,765)    1994          40
NM     Legion                          --   2,031,077  2,031,077    (337,469)    1994          40
NM     Ellison                     620,366  1,823,951  2,444,317    (323,794)    1994          40
NM     Hotel Circle                255,163  1,729,230  1,984,393    (234,892)    1994          40
NM     Eubank                      577,099  1,883,307  2,460,406    (338,646)    1994          40
NM     Coors                       494,400  1,468,411  1,962,811    (248,884)    1994          40
NM     Osuna                       696,685  2,199,983  2,896,668    (346,165)    1994          40
NM     Santa Fe/875 W San Mateo  1,128,533  3,190,832  4,319,365    (238,173)    1998          40
NM     Albuquerque/Central Ave,E   552,498  1,823,851  2,376,349    (246,200)    1998          40
NV     Rainbow                     892,753  2,557,931  3,450,684    (405,411)    1994          40
NV     Oakey                       663,607  1,932,984  2,596,591    (304,493)    1995          40
NV     Tropicana                   815,085  2,430,970  3,246,055    (393,082)    1994          40
NV     Sunset                      947,534  2,767,998  3,715,532    (457,951)    1994          40
NV     Sahara                    1,217,565  3,579,172  4,796,737    (535,550)    1995          40
NV     Charleston                  558,006  1,622,021  2,180,027    (231,774)    1995          40
NV     Las Vegas-Sahara/Pioneer  1,043,939  2,942,081  3,986,020    (378,965)    1996          40
NV     Las Vegas/S Nellis Blvd     621,015  1,882,099  2,503,114    (187,485)    1997          40
NV     Las Vegas/W Cheyenne Rd     817,432  2,444,515  3,261,947    (189,915)    1998          40
NV     Henderson/Stephanie Pl    1,654,456  4,800,534  6,454,990    (340,533)    1998          40
NV     Las Vegas/5801 W Charlest   931,763  2,631,021  3,562,784    (187,716)    1998          40
NY     Coram/Bald Hill           1,980,956  5,501,418  7,482,374    (637,941)    1996          40
NY     Mahopac/Rt 6 and Lupi Ct  1,302,537  3,648,399  4,950,936    (320,940)    1997          40
NY     Kingston/Sawkill Rd         680,141  1,982,391  2,662,532    (197,098)    1997          40
NY     New Paltz/So Putt Corners   550,013  1,669,141  2,219,154    (158,574)    1997          40
NY     Saugerties/Route 32         680,270  2,048,645  2,728,915    (247,111)    1997          40
NY     Amsterdam/Route 5 So        397,286  1,156,774  1,554,060    (108,579)    1997          40
NY     Ridge/Middle Country Rd   1,360,419  3,745,752  5,106,171    (272,972)    1998          40
NY     Bronx/Third Avenue          768,920  2,245,329  3,014,249    (178,859)    1998          40
NY     New Rochelle/Huguenot St  1,365,672  3,971,299  5,336,971    (302,536)    1998          40
NY     Mt Vernon/Northwest St        5,552  5,481,396  5,486,948    (417,956)    1998          40
NY     Bronx/Zerega Avenue       1,597,074  4,511,615  6,108,689    (337,166)    1998          40
NY     Bronx/Bruckner Blvd       4,646,626 13,092,568 17,739,194    (955,556)    1998          40
NY     Bronx/112 Bruckner Blvd   2,823,516  7,732,202 10,555,718    (450,717)    1998          40
NY     Brooklyn/Albemarle Rd     3,443,462  9,499,496 12,942,958    (564,286)    1998          40

                                 Gross Amount at Close of Period
                                 -------------------------------                          Depreciable
                                                        Land &                              Life of
                                           Building &  Building  Accumulated  Year Placed  Building
State  Property Name               Land     Fixtures    Total    Depreciation in Service   Component
-----  ------------------------- --------- ---------- ---------- ------------ ----------- -----------
NY     Long Island City/Starr    4,417,524 12,144,912 16,562,436   (710,194)     1998          40
NY     New York/W 143rd St       1,822,780  5,053,176  6,875,956   (315,280)     1998          40
NY     Brooklyn/John St          3,487,270  9,660,584 13,147,854   (576,477)     1998          40
NY     New York/W 21st St.       3,920,704 10,766,302 14,687,006   (614,808)     1998          40
NY     Hicksville/S Broadway     1,224,032  3,332,274  4,556,306   (110,258)     1999          40
NY     Yonkers/Saw Mill River    1,547,491  4,343,141  5,890,632   (152,541)     1999          40
NY     White Plains/S Kensico    1,297,085  3,704,200  5,001,285   (131,336)     1999          40
NY     New York/531 W 21st St    3,933,027 10,758,448 14,691,475   (349,890)     1999          40
NY     Hauppage/Old Willets Path   713,348  4,139,992  4,853,340    (40,310)     2000          40
OH     Akron/Chenoweth Rd          541,661  1,633,599  2,175,260   (194,971)     1997          40
OH     Streetsboro/Frost Rd        622,985  1,993,026  2,616,011   (234,460)     1997          40
OH     Kent/Cherry St              514,697  1,527,904  2,042,601   (178,892)     1997          40
OH     Amherst/Leavitt             393,156  1,212,877  1,606,033   (153,666)     1997          40
OH     East Lake/Lakeland Blvd     433,600  1,401,857  1,835,457   (167,671)     1997          40
OH     Mentor/Mentor Ave         1,052,166  3,017,948  4,070,114   (332,842)     1997          40
OH     Mentor/Heisley Road         338,504  1,163,687  1,502,191   (118,911)     1997          40
OH     Columbus/W Broad St         896,942  2,636,663  3,533,605   (227,852)     1997          40
OH     Columbus/S High St          789,851  2,241,314  3,031,165   (201,927)     1997          40
OH     Columbus/Innis Rd         1,702,121  5,516,978  7,219,099   (402,976)     1997          40
OH     Columbus/E Main St          669,964  1,965,845  2,635,809   (174,500)     1997          40
OH     Columbus/E Cooke Rd       1,185,678  3,409,313  4,594,991   (299,887)     1997          40
OH     Worthington/Reliance St     533,063  1,534,055  2,067,118   (139,618)     1997          40
OH     Delaware/State Rt 23         78,878    271,208    350,086    (36,677)     1997          40
OH     Trotwood/Salem Bend Dr    1,047,147  2,987,606  4,034,753   (273,929)     1997          40
OH     Worthington/Alta View Blv   438,635  1,225,877  1,664,512   (100,724)     1997          40
OH     Columbus/W Dublin-Grand     829,997  2,355,479  3,185,476   (198,886)     1997          40
OH     Dublin/Old Avery Road       713,365  2,027,021  2,740,386   (171,030)     1997          40
OH     Hilliard/Parkway Lane       740,557  2,091,367  2,831,924   (178,411)     1997          40
OH     Columbus/Urlin Avenue       830,830  2,356,077  3,186,907   (171,383)     1998          40
OH     Columbus/Schofield Dr       580,734  1,692,062  2,272,796   (135,752)     1998          40
OH     Columbus/Wilson Road        732,102  2,106,314  2,838,416   (185,479)     1998          40
OH     Columbus/2929 Dublin Rd     709,914  2,030,978  2,740,892   (147,204)     1998          40
OH     Columbus/Kenny Road         717,989  2,083,322  2,801,311   (158,476)     1998          40
OH     Columbus/South Hamilton     360,448  1,071,735  1,432,183   (107,458)     1998          40
OK     Sooner Road                 453,185  1,394,921  1,848,106   (246,452)     1994          40
OK     10th Street                 621,413  1,707,773  2,329,186   (231,905)     1994          40
OK     Midwest City                443,545  1,332,389  1,775,934   (239,935)     1994          40
OK     Meridian                    244,143  1,127,779  1,371,922   (198,277)     1994          40
OK     Air Depot                   347,690  1,114,440  1,462,130   (226,696)     1994          40
OK     Peoria                      540,318  1,594,462  2,134,780   (246,262)     1995          40
OK     11th & Mingo                757,054  2,300,200  3,057,254   (368,855)     1995          40
OK     Skelly                      173,331    603,737    777,068   (108,448)     1995          40
OK     Lewis                       626,512  1,822,018  2,448,530   (268,296)     1995          40
OK     Sheridan                    531,978  1,633,762  2,165,740   (260,620)     1995          40
OK     OKC/33rd Street             270,631    866,816  1,137,447   (131,872)     1996          40
OK     OKC/South Western           722,126  1,982,779  2,704,905   (203,912)     1997          40
OK     Tulsa/So Garnett Road       358,960  1,144,376  1,503,336    (86,921)     1997          40
OK     NW Expressway/Roxbury       599,660  1,935,965  2,535,625   (315,467)     1998          40
OR     Hillsboro/229th Ave       1,201,930  3,354,511  4,556,441   (400,914)     1996          40
OR     Beaverton/Murray Ave      1,090,571  3,054,363  4,144,934   (364,490)     1996          40
OR     Aloha/185th Ave           1,340,729  3,681,112  5,021,841   (426,293)     1996          40
PA     King of Prussia           1,354,359  3,812,796  5,167,155   (556,675)     1995          40
PA     Warminster                  891,048  2,830,727  3,721,775   (379,913)     1995          40

                                 Gross Amount at Close of Period
                                 --------------------------------                          Depreciable
                                                         Land &                              Life of
                                            Building &  Building  Accumulated  Year Placed  Building
State  Property Name                Land     Fixtures    Total    Depreciation in Service   Component
-----  ------------------------- ---------- ---------- ---------- ------------ ----------- -----------
PA     Allentown                    578,632  1,701,298  2,279,930    (268,869)    1995          40
PA     Bethlehem                    843,324  2,432,135  3,275,459    (374,816)    1995          40
PA     Norristown                   872,159  2,496,441  3,368,600    (319,088)    1996          40
PA     Malvern/E Lancaster        1,078,203  4,545,870  5,624,073    (297,502)    1997          40
PA     West Chester/Downington      568,490  1,652,519  2,221,009    (192,225)    1997          40
PA     Huntingdon Valley/Welsh      586,181  1,620,619  2,206,800    (129,967)    1998          40
PA     Philadelphia/Wayne Ave     1,784,728  5,071,388  6,856,116    (318,225)    1998          40
TN     SUSA Partnership L.P.     13,783,769 55,646,252 69,430,021  (6,852,998)     N/A         N/A
TN     Summer                       172,093  2,845,289  3,017,382    (937,980)    1986          40
TN     Union                        485,570  4,337,996  4,823,566    (716,761)    1987          40
TN     Memphis/Mt Moriah          1,034,883  2,714,126  3,749,009    (626,483)    1989          40
TN     Antioch/Nashville            822,125  2,459,031  3,281,156    (435,099)    1994          40
TN     Keyport (Gateway)            403,492  1,227,500  1,630,992    (208,716)    1994          40
TN     Chattanooga                  684,433  2,333,478  3,017,911    (243,917)    1995          40
TN     Memphis/Ridgeway             638,849  2,421,346  3,060,195    (304,766)    1995          40
TN     Winchester                   774,069  3,508,780  4,282,849    (238,835)    1997          40
TN     Nashville/Lebanon Pike     1,369,780  3,818,047  5,187,827    (451,198)    1996          40
TN     Nashville/Haywood            450,922  1,328,575  1,779,497    (163,130)    1996          40
TN     Nashville/Murfreesboro       723,197  2,326,647  3,049,844    (172,727)    1996          40
TN     Memphis/2939 Poplar        1,839,659  4,633,102  6,472,761    (277,112)    1997          40
TN     Nashville/Trousdale        1,441,554  4,669,840  6,111,394    (440,045)    1996          40
TN     Nashville/Murfreesboro     1,226,323  3,469,684  4,696,007    (384,058)    1996          40
TN     Nashville/Old Hickory Rd   1,275,879  3,686,545  4,962,424    (413,083)    1996          40
TN     Antioch/Bell Road            845,328  2,442,580  3,287,908    (283,552)    1996          40
TN     Franklin/Liberty Pike        848,428  3,240,885  4,089,313    (291,214)    1996          40
TN     Memphis/5675 Summer Ave      384,520  1,235,005  1,619,525    (136,081)    1997          40
TN     Memphis/4705 Winchester      426,742  1,412,713  1,839,455    (170,489)    1997          40
TN     Memphis/Madison Avenue       190,273    680,409    870,682    (109,978)    1997          40
TN     Memphis/Raleigh-LaGrange     283,689    886,123  1,169,812    (101,742)    1997          40
TN     Memphis/4175 Winchester      233,998    743,803    977,801     (93,300)    1997          40
TN     Memphis/American Way         327,439  1,125,204  1,452,643    (123,466)    1997          40
TN     Memphis/6390 Winchester      349,851  1,112,902  1,462,753    (117,353)    1997          40
TN     Collierville/W Poplar      1,122,353  2,400,984  3,523,337    (203,050)    1997          40
TN     Antioch/2757 Murfreesboro  1,341,846  3,790,772  5,132,618    (346,698)    1997          40
TN     Memphis/Shelby Oaks          450,081  1,398,913  1,848,994    (133,248)    1997          40
TN     Cordova/Autumn Creek         766,179  2,147,099  2,913,278    (180,556)    1998          40
TN     Cordova/N Germantown         996,671  2,808,255  3,804,926    (223,994)    1998          40
TN     Cordova/Moriarty Rd          684,646  1,939,837  2,624,483    (155,281)    1998          40
TN     Cordova/Germantown Pkwy    1,432,040  2,646,386  4,078,426    (158,770)    1998          40
TN     Memphis/Hickory Hill         720,000  3,751,060  4,471,060    (168,921)    1998          40
TN     Bartlett/Germantown Rd N     720,188  2,005,915  2,726,103    (109,257)    1999          40
TN     Memphis/7301 Winchester    1,023,314  2,799,641  3,822,955    (148,566)    1998          40
TN     Bartlett/6937 Stage Road     629,149  2,991,157  3,620,306     (95,857)    1999          40
TN     Memphis/Kirby Parkway        554,334  1,651,920  2,206,254     (74,062)    1999          40
TN     Memphis/Covington Way      1,005,904  2,735,890  3,741,794     (28,550)    2000          40
TX     White Settlement           1,370,978  3,435,090  4,806,068    (565,060)    1994          40
TX     Airport Freeway              616,535  2,008,159  2,624,694    (330,561)    1994          40
TX     Midway                     1,169,859  3,392,857  4,562,716    (456,050)    1994          40
TX     Dallas/Preston             1,194,744  3,284,864  4,479,608    (433,890)    1995          40
TX     Bedford                      927,520  2,629,150  3,556,670    (322,761)    1996          40
TX     Spring/I-45 North          1,114,300  3,173,015  4,287,315    (343,480)    1996          40
TX     Sugarland/Old Mill Rd        681,063  1,979,195  2,660,258    (228,416)    1996          40
TX     Dallas/N Dallas Pkwy         895,071  2,487,976  3,383,047    (260,076)    1997          40

                                      Gross Amount at Close of Period                                   Depreciable
                                 -------------------------------------------                              Life of
                                                Building &        Land &      Accumulated   Year Placed  Building
State  Property Name                 Land        Fixtures     Building Total Depreciation   in Service   Component
-----  ------------------------- ------------ --------------  -------------- -------------  ----------- -----------
TX     Alvin/Mustang Road             372,810      1,115,082       1,487,892      (161,968)    1997          40
TX     Clute/Brazos Park Drive        617,041      1,904,885       2,521,926      (163,519)    1997          40
TX     Houston/South Main           1,107,133      3,013,431       4,120,564      (237,826)    1997          40
TX     Austin/McNeil Drive            916,403      2,516,382       3,432,785      (197,304)    1998          40
TX     Plano/Wagner Way             1,043,240      2,858,360       3,901,600      (223,258)    1998          40
TX     Carrollton/W Frankford Rd      795,891      2,191,534       2,987,425      (174,056)    1998          40
TX     Pasadena/Red Bluff Rd          608,467      1,733,614       2,342,081      (148,208)    1998          40
TX     Dallas/N Central Express     1,217,617      3,368,716       4,586,333      (280,305)    1998          40
TX     Spring/Spring Stuebner         623,950      1,799,155       2,423,105      (135,668)    1998          40
TX     Addison/16280 Addison Rd     1,392,860      3,803,729       5,196,589      (209,195)    1998          40
TX     Grapevine/State Highway      1,254,651      3,418,922       4,673,573      (132,961)    1999          40
TX     Dallas/Lemmon Ave            1,211,599      3,338,342       4,549,941      (131,473)    1999          40
TX     Dallas/19211 Preston Road    1,371,378      3,739,171       5,110,549      (145,317)    1999          40
UT     Sandy                          949,065      2,661,452       3,610,517      (441,774)    1994          40
UT     West Valley                    576,248      1,649,322       2,225,570      (214,303)    1995          40
VA     Fairfax Station              1,131,884      2,352,123       3,484,007      (444,029)    1993          40
VA     Chantilly                      882,257      3,230,294       4,112,551      (479,655)    1994          40
VA     Reston                         551,285      2,522,331       3,073,616      (285,375)    1996          40
VA     Falls Church                 1,226,736      3,565,018       4,791,754      (491,085)    1995          40
VA     Willow Lawn                  2,278,761      5,545,920       7,824,681      (472,002)    1996          40
VA     Stafford/Jefferson Davis       756,323      2,149,194       2,905,517      (243,901)    1996          40
VA     Fredericksburg/Jefferson       832,246      1,908,895       2,741,141      (207,924)    1996          40
VA     Fredericksburg/Plank Rd      1,152,842      3,525,321       4,678,163      (263,529)    1996          40
VA     Alexandria/N Henry St        2,441,309      6,738,608       9,179,917      (546,752)    1997          40
VA     Falls Church/Hollywood Rd    2,225,719      6,129,274       8,354,993      (490,266)    1997          40
VA     Alexandria/Kings Centre      1,612,518      3,056,552       4,669,070      (178,891)    1998          40
VA     Fairfax/Prosperity Ave       1,132,852      3,770,404       4,903,256      (146,713)    1999          40
VA     Sterling/Woodland Rd           653,670      3,260,805       3,914,475      (126,714)    1999          40
VA     Falls Church/Seminary Rd       580,267      2,307,096       2,887,363        (1,558)    2000          40
VA     Vancouver/78th St              756,643      2,127,466       2,884,109      (254,632)    1996          40
VA     Seattle/N 130th Street       1,763,737      4,773,201       6,536,938      (121,105)    1999          40
                       -----------------------------------------------------------------------------------------
                                 $421,950,371 $1,288,774,578  $1,710,724,949 $(132,526,556)
                       -----------------------------------------------------------------------------------------
Real Estate Roll-forward
 (in thousands)

Balance at December 31, 1999                       1,670,892
       Additions during period:
        Acquisitions-other             18,883
        Development                    37,398
        Facility expansions             4,975
        Improvements and other         14,357
                        -------------------------------
                                                      75,613
       Deductions during period:
        Properties exchanged                         (35,780)
                                  -------------
Balance at December 31, 2000                       1,710,725
                                  -------------

                                                                     Schedule IV
                               Storage USA, Inc.
                         MORTGAGE LOANS ON REAL ESTATE
                            as of December 31, 2000

   Column A, Description: The Company's whole loan portfolio at December 31, 2000, which primarily consists of first mortgages on self-storage facilities, is presented in the following table (dollar amounts in thousands):

   Column A (continued)                 Column B    Column C    Column G
---------------------------          -------------- -------- ---------------
         Range of            Number  Interest Rate  Maturity Carrying Amount
     Carrying Amounts       of Loans as of 12/31/00   Date    of mortgages
--------------------------- -------- -------------- -------- ---------------
Construction
 Loans:       $    0-$1,000     7     9.50 - 10.50  Various     $  4,225
               1,001- 2,000     6    10.00 - 10.50  Various        8,003
               2,001- 3,000     7        10.00      Various       19,127
               3,001- 3,300     4        10.00      Various       12,767
                  3,440         1        10.00      12/31/03       3,440
                  3,524         1         9.97       4/30/03       3,524
                  3,540         1        10.00       3/31/02       3,540
                  3,583         1        10.00      12/31/03       3,583
                  3,659         1         9.50       4/30/01       3,659
                  3,729         1        10.00      12/31/03       3,729
                  3,817         1        10.00      12/31/03       3,817
                  3,946         1        10.00      12/31/03       3,946
                  4,005         1        10.00       6/18/02       4,005
                  4,295         1         9.50      10/30/01       4,295
                  4,598         1         9.50       2/28/02       4,598
                  4,777         1        10.00        2/5/03       4,777
                  4,804         1        10.00      12/31/03       4,804
                  4,987         1        10.00      12/31/03       4,987
                  4,988         1        10.00       2/28/02       4,988
                  5,662         1         8.00       6/30/05       5,662
                              ---                               --------
                               40                               $111,476
                              ---                               --------

Notes:
(1) Reconciliation of carrying amounts of mortgage loans (amounts in thousands):

   Balance at December 31, 1999  $117,022
   Additions during 2000
    Loan Advances                  16,404
    Other--Accrued interest         2,488
   Deductions during 2000
    Collections of Principal      (24,438)
                                 --------
   Balance at December 31, 2000  $111,476
                                 ========

(2) Single franchisees of Storage USA Franchise Corp. may be mortgagees on a number of loans. Typically, each loan is secured by a single self-storage facility.
(3) Interest only is due on the loans during the first two years with amortization of principal commencing in the third year based upon a 25 year schedule.
(4) As of February 28, 2001, no interest was delinquent on these loans.
(5) The geographic distribution of the Company's whole loan portfolio at December 31, 2000 is as follows (dollar amounts in thousands):

                                    Carrying
   State or Territory         Loans  Amount
   -------------------------  ----- --------
   Texas                         8  $ 22,950
   California                    8     8,674
   Missouri                      3    12,351
   Florida                       3     6,653
   New York                      2    10,440
   Pennsylvania                  2     8,894
   New Jersey                    2     7,100
   New Mexico                    2     6,598
   Colorado                      2     5,041
   Alabama                       2     4,384
   Other states, 1 loan each     6    18,391
                               ---  --------
                                40  $111,476
                               ---  --------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          Storage USA, Inc.

                                                /s/ Christopher P. Marr
                                          By: _________________________________
                                                    Christopher P. Marr
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Dean Jernigan            Chairman of the Board of     March 20, 2001
______________________________________  Directors Chief Executive
            Dean Jernigan               Officer (Principal
                                        Executive Officer)

        /s/ Howard P. Colhoun          Director                     March 20, 2001
______________________________________
          Howard P. Colhoun

      /s/ C. Ronald Blankenship        Director                     March 20, 2001
______________________________________
        C. Ronald Blankenship

          /s/ Harry J. Thie            Director                     March 20, 2001
______________________________________
            Harry J. Thie

          /s/ Mark Jorgensen           Director                     March 20, 2001
______________________________________
            Mark Jorgensen

           /s/ John McCann             Director                     March 20, 2001
______________________________________
             John McCann

        /s/ William D. Sanders         Director                     March 20, 2001
______________________________________
          William D. Sanders

       /s/ Caroline S. McBride         Director                     March 20, 2001
______________________________________
         Caroline S. McBride

        /s/ Alan B. Graf, Jr.          Director                     March 20, 2001
______________________________________
          Alan B. Graf, Jr.

                                 EXHIBIT INDEX

   Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

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

 10.11       Second Amendment to the Partnership Agreement, dated as of June
              14, 1996 (filed as Exhibit 10.0 to our Current Report on Form 8-
              K/A filed July 17, 1996, and incorporated by reference herein).

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
              (filed as Exhibit 10.2 to our Amendment No. 1 to Registration
              Statement on Form S-3 (File No. 333-04556), and incorporated by reference herein).

 Exhibit No.                             Description
 -----------                             -----------
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

 10.19##     Second Amendment to Strategic Alliance Agreement dated as of
              November 20, 1997, between the Company and Security Capital U.S.
              Realty.

 10.20##     Fourth Amendment to the Second Amended and Restated Agreement of
              Limited Partnership of SUSA Partnership, L.P. dated as of
              November 12, 1998.

 10.21##     Amendment No. 3 to 1993 Omnibus Stock Plan, dated as of December
              16, 1996.

 10.22##     Amendment No. 4 to 1993 Omnibus Stock Plan, dated as of November
              4, 1998.

 10.23##     Officers' Stock Option Loan Program, effective as of December 16,
              1996.

 10.24##     Form of Restricted Stock Award pursuant to the 1993 Omnibus Stock
              Plan.

 10.25##     Non-Executive Employee Stock Option Plan, effective as of November
              4, 1998.

 10.26##     Shareholder Value Plan, effective as of January 1, 1999.

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

 10.28###    Second Amended and Restated Unsecured Revolving Credit Agreement,
              dated as of May 26, 1999.

 10.29###    Limited Liability Company Agreement of Storage Portfolio I LLC, by
              and between SUSA Partnership, L.P. and FREAM No. 18, LLC, dated
              May 13, 1999.

 10.30###    First Amendment to Limited Liability Company Agreement of Storage
              Portfolio I LLC, dated as of June 7, 1999.

 10.31###    Amendment No. 2 to 1995 Employee Stock Purchase and Loan Plan,
              dated as of May 5, 1999.

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

 10.33####   Form of Severance Agreement between the Company and Christopher P.
              Marr, Chief Financial Officer, effective August 16, 1999.

 10.34####   Form of Change of Control Severance Agreement between the Company and each of:

             (I) John W. McConomy, Executive Vice President, General Counsel
                 and Secretary;
             (II)Karl T. Haas, Executive Vice President Operations;

 Exhibit No.                             Description
 -----------                             -----------
             (III)Morris J. Kriger, Executive Vice President Acquisitions;
             (IV)Francis C. ("Buck") Brown, III, Senior Vice President Human
              Resources;
             (V)Richard B. Stern, Senior Vice President Development;
             (VI)Russell W. Williams, Senior Vice President Sales and
              Marketing; and
             (VII) Mark E. Yale, Senior Vice President Financial Reporting,
                   effective August 16, 1999.

 10.35####   Form of Change of Control Severance Agreement between the Company and each of:

             (I) Teresa K. Corona, Vice President, Investor Relations,
             (II) Michael P. Kenney, Vice President Operations--Western
                  Division,
             (III) Stephen R. Nichols, Vice President Operations--Eastern
                   Division,
             (IV) Richard J. Yonis, Vice President Operations--Central
                  Division, effective August 16, 1999.

 10.36####   Amendment No. 3 to the Company's 1995 Employee Stock Purchase and
              Loan Plan dated as of August 5, 1999.

 10.37####   Amended and Restated Amendment No. 4 to the Company's 1993 Omnibus
              Stock Plan dated as of November 4, 1998.

 10.38####   Employment Agreement between the Company and Christopher P. Marr,
              Chief Financial Officer, dated as of August 4, 1999.

 10.39####   Employment Agreement between the Company and Bruce F. Taub, Senior
              Vice President, Capital Markets, dated as of June 12,1998.

 10.40x      Storage USA Press Release dated December 1, 1999, announcing joint ventures With GE Capital Corporation.

 10.41x      Storage USA Press Release dated December 1, 1999, announcing approval of repurchase program.

 10.42x      Summary of Material Terms of the GE Capital Transactions.

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

 10.45xx     Warrant Purchase Agreement dated November 30, 1999 between Storage
              USA, Inc. and Storage Ventures, L.P.

 10.46xx     Common Stock Warrant, dated November 30, 1999 issued by Storage
              USA, Inc. to Storage Ventures, L.P.

 10.47xx     Participation Rights Letter dated November 12, 1999 from Storage
              USA, Inc. to Security Capital U.S. Realty Management.

 10.48xxx    Amendment No. 5 to 1993 Omnibus Stock Plan, dated February 2,
              2000.

 10.49xxx    Form of Change of Control Severance Agreement between the Company and each of (I) Bruce F. Taub (II) Carol E. Shipley.

 Exhibit No.                             Description
 -----------                             -----------
 10.50xxxx   Form of Employment Agreement between the Company and Dean
              Jernigan, effective February 3, 2000.

 10.51xxxx   Form of Employment Agreement between the Company and Christopher
              P. Marr, effective February 3, 2000.

 10.52xxxx   Form of Employment Agreement between the Company and John W.
              McConomy, effective February 3, 2000.

 10.53xxxx   Form of Employment Agreement between the Company and Francis C.
              Brown III, effective February 3, 2000.

 10.54xxxx   Form of Employment Agreement between the Company and Mark E. Yale, effective February 3, 2000.

 10.55       Press Release, dated April 26, 2000, filed as an exhibit to our current Report on Form 8-K, filed on May 2, 2000, and incorporated by reference herein.

 10.56&      Amendment No. 4 to the Company's 1995 Employee Stock Purchase and
              Loan Plan dated as of May 3, 2000.

 10.57&      Employment Agreement between the Company and Bruce F. Taub, Senior
              Vice President, Acquisitions, dated as of February 3, 2000.

 10.58       Letter Agreement, dated July 7, 2000, between Security Capital
              Group Incorporated and Storage USA, Inc., filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September
              30, 2000, and incorporated by reference herein.

 10.59       Form of Restricted Share Unit Award pursuant to 1993 Omnibus Stock
              Plan.

 10.60       Form of Employment Agreement between the Company and Edwin F.
              Ansbro, effective January 1, 2001.

 10.61       Form of Change of Control Severance Agreement between the Company and Edwin F. Ansbro, effective January 1, 2001.

 21          Subsidiaries of Registrant.

 23          Consent of Independent Accountants.

--------
* Filed as an Exhibit to our Registration Statement on Form S-11, File No. 33-74072, as amended, and incorporated by reference herein.
** Filed as an Exhibit to our Registration Statement on Form S-11, File No. 33-82764, as amended, and incorporated by reference herein.
*** Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.
+ Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference.
++ Filed as an Exhibit to our Current Report on Form 8-K, as amended to Form 8-K/A Filed November 17, 1995, and incorporated by reference herein.
++ Filed as an Exhibit to our Current Report on Form 8-K, filed May 30, 1995, and incorporated by reference herein.
++++ Filed as an Exhibit to our Registration Statement on Form S-3, File No.
     33-91302, and incorporated by reference herein.

# Filed as an Exhibit to our Current Report on Form 8-K, filed November 20, 1998, and incorporated by reference herein.
## Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference.
### Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference herein.
#### Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference herein.
x Filed as an Exhibit to our Current Report on Form 8-K, filed December 1, 1999, and incorporated by reference herein.
xx Filed as an Exhibit to our Current Report on Form 8-K/A, filed December 9, 1999, and incorporated by reference herein.
xxxx Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference herein.
& Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.