Form 10-K/A
period 2000-12-31
STORAGE USA INC
filed 2001-03-26
CIK 912116

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

                            Number of    Available     Rent Per    Development
Year Placed in Service      Properties  Square feet   Square Foot      Cost
----------------------      ---------- -------------- ----------- --------------
                                       (in thousands)             (in thousands)
2000.......................      4          234         $20.89       $19,136
1999.......................      8          619         $15.73       $36,467
1998.......................      7          536         $12.57       $32,418

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

                                       Average       Available
                         Number of  % Increase in   Square feet    Rent Per
Year Placed in Service   Facilities  Square Feet  After Expansion Square Foot Expansion Cost
----------------------   ---------- ------------- --------------- ----------- --------------
                                                  (in thousands)              (in thousands)
2000....................      7           35%           603         $12.60       $ 8,655
1999....................     14           40%           964         $11.48       $15,696
1998....................      6           35%           429         $11.56       $ 5,443

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

                                                                    Schedule III
                         Storage USA, Inc., Facilities

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 2000

                                        Initial Cost to REIT          Cost of
                                 ---------------------------------- Improvements
                                                         Building &    Sub to
State  Property Name             Encumbrances    Land     Fixtures  Acquisition
-----  ------------------------- ------------ ---------- ---------- ------------
AL     Birmingham/Hwy 280                     $  348,919 $  953,148  $   95,746
AL     Birmingham/Palisades Blvd                 571,924  1,546,313      61,259
AZ     Oracle                                    587,844  1,595,864   1,628,125
AZ     East Phoenix                              370,586  1,021,566     231,060
AZ     Tempe                                     878,690  2,389,598     117,348
AZ     Cave Creek                                824,369  2,244,177      80,429
AZ     Alma School                               785,504  2,162,032      74,426
AZ     Metro-21st/Peoria-Phoenix                 599,712  1,638,042   1,806,953
AZ     7th St/Indian Sch-Phoenix                 518,977  1,418,677   1,811,234
AZ     Phoenix/32nd Street                     1,346,245  3,670,885      33,291
AZ     Mesa/Country Club                         554,688  1,503,241     128,061
AZ     Mesa/East Main St          1,405,125      913,783  2,479,293     250,227
AZ     Phoenix/Bell Road                       1,312,139  3,547,636     120,222
AZ     Tucson/S Santa Clara Ave                  542,275  1,486,171     130,164
AZ     Phoenix/N 43rd Avenue                   1,307,809  3,541,123     274,590
AZ     Phoenix/N 25th Avenue                     537,482  1,457,678      94,940
AZ     Phoenix/2331 W Ind Sch                    537,759  1,458,428     184,276
AZ     Mesa/N Power Rd                           454,601  1,231,582      73,508
AZ     Chandler/3026 S Ctry Club                 525,840  1,429,081     244,191
AZ     Tempe/E Southshore Dr      1,150,472      798,272  2,158,290     287,178
CA     Marina Del Rey                          1,954,097  5,293,255     142,274
CA     Campbell                                  989,715  2,684,079     329,612
CA     Monterey I & II                         1,556,242  4,223,039     332,676
CA     Santa Cruz                              1,036,838  2,812,668     327,137
CA     Scotts Valley                             601,093  1,634,485     297,978
CA     Santa Clara                             1,362,331  3,738,431     162,921
CA     Watsonville                               430,931  1,173,809     267,085
CA     Point Loma                              2,135,347  5,777,511     488,968
CA     Rialto                                    695,327  1,921,602     157,800
CA     Yucaipa                                   411,580  1,145,267      37,711
CA     Fallbrook                                 418,763  1,154,513      84,986
CA     Hemet                                     455,585  1,252,504   1,526,514
CA     San Bernardino/Baseline                 1,220,837  3,325,258     168,336
CA     Colton                                    514,276  1,425,550     141,854
CA     San Marcos                                318,260    879,411      91,300
CA     Capitola                                  827,352  2,283,337      87,153
CA     Oceanside                               1,236,627  3,383,435      86,640
CA     San Bernardino/Waterman                   708,661  1,941,602     232,833
CA     Santee                                    879,599  2,382,970     282,392
CA     Santa Ana                               1,273,489  3,456,542      73,645
CA     Garden Grove                            1,137,544  3,087,956      97,923
CA     City of Industry                          899,709  2,453,012     130,860
CA     Chatsworth                              1,740,975  4,744,309     170,545
CA     Palm Springs/Tamarisk                     816,416  2,229,985     149,621
CA     Moreno Valley                             413,759  1,142,629     196,407
CA     San Bern/23rd St                          655,883  1,803,082     113,187
CA     San Bern/Mill Ave                         368,526  1,023,905     106,460

                                        Initial Cost to REIT
                                  --------------------------------   Cost of
                                                         Building  Improvements
                                                             &        Sub to
State  Property Name              Encumbrances   Land    Fixtures  Acquisition
-----  -------------------------- ------------ --------- --------- ------------
CA     Highlands                                 626,794 1,718,949     54,207
CA     Redlands                                  673,439 1,834,612    275,890
CA     Palm Springs/Gene Autry                   784,589 2,129,022     63,296
CA     Thousand Palms                            652,410 1,831,765  2,427,094
CA     Salinas                                   622,542 1,731,104     83,376
CA     Whittier                                  919,755 2,516,477    131,636
CA     Florin/Freeport-Sacramento                824,241 2,262,310    162,718
CA     Sunrise/Sacramento                        819,025 2,231,500    144,617
CA     Santa Rosa                              1,351,168 3,669,084    136,936
CA     Huntington Beach                          838,648 2,309,309    265,051
CA     La Puente/Valley Blvd                     992,211 2,710,041     90,631
CA     Huntington Bch II/McFadden              1,050,495 2,846,043    149,498
CA     Hawaiian Gardens/Norwalk                1,956,411 5,353,015    133,643
CA     Sacramento/Auburn Blvd                    666,995 1,808,847    281,620
CA     Vacaville/Bella Vista                     680,221 1,873,594     39,330
CA     Sacramento/Perry                          452,480 1,225,139     98,132
CA     Cypress/Lincoln Avenue                    795,173 2,178,391     48,868
CA     Hollywood/N Vine St                     1,736,825 4,735,794     84,158
CA     Los Angeles/Fountain Ave    1,747,588     835,269 2,318,852    298,262
CA     Long Beach/W Wardlow Rd                   988,344 2,714,905     76,842
CA     Riverside/Arlington Ave                   596,109 1,676,348    210,703
CA     Orange/S Flower St                      1,563,079 4,245,104  2,093,305
CA     Huntington Bch/Warner Ave               3,308,574 8,976,395    174,769
CA     Anaheim/W Penhall Way                     977,584 2,664,764     83,619
CA     Santa Ana/W Fifth St                      760,131 2,109,283     88,278
CA     Long Beach/E Carson St                  1,485,186 4,033,235    171,823
CA     Long Beach/W Artesia Blvd               2,025,400 5,552,032    156,696
CA     El Segundo/El Segundo Blv               2,065,840 5,598,384    188,920
CA     Gardena/E Alondra Blvd                  1,080,093 2,944,755     61,716
CA     Pico Rivera/E Slauson Ave               1,823,075 4,954,864    144,501
CA     Whittier/Comstock                       1,230,548 3,346,862    234,657
CA     Baldwin Park/Garvey Ave                   568,380 1,552,405     69,467
CA     Glendora/E Arrow Hwy                      873,562 2,378,316     73,612
CA     Pomona/Ridgeway                           810,109 2,242,407    254,764
CA     Riverside/Fairgrounds St                  675,019 1,867,609     78,445
CA     Cathedral City/E Ramon Rd               1,485,254 4,047,848    176,876
CA     Palm Springs/Radio Road                 1,011,684 2,765,751    226,873
CA     Campbell/187 E Sunnyoaks                  781,574 1,658,248    239,374
CA     Roseville/6th Street                      793,202 2,153,320    189,185
CA     Roseville/Junction Blvd                   918,175 2,484,109     76,274
CA     Spring Valley/Jamacha Rd                  823,892 2,232,496    202,341
CA     N Highlands/Elkhorn Blvd                  490,354 1,325,770    242,740
CA     Los Angeles/Centinela Ave                     --  2,975,910    147,382
CA     Los Alamitos/Cerritos Ave               2,027,330 5,481,290    413,210
CA     Los Angeles/W Pico Blvd                 1,122,500 3,034,910    284,966
CA     Redwood City/Willow St                  3,107,679 3,285,844    612,012
CA     Oceanside/Oceanside Blvd                2,283,822 6,174,777    232,151
CA     Campbell/Curtner Ave          293,914   2,170,551 5,301,352      7,497
CO     Broomfield/W 120th Ave                    690,949 1,899,169     23,343
CO     Lakewood/W Mississippi                  1,348,480 3,658,455    130,308
CO     Denver/W 96th Ave                         857,144 2,325,371     11,078
CT     Wethersfield                              472,831 1,294,408    968,220
CT     East Hartford                             992,547 2,700,212    149,877

                                        Initial Cost to REIT
                                  --------------------------------   Cost of
                                                         Building  Improvements
                                                             &        Sub to
State  Property Name              Encumbrances   Land    Fixtures  Acquisition
-----  -------------------------- ------------ --------- --------- ------------
CT     Waterbury                                 746,487 2,036,915    115,505
CT     Rocky Hill                              1,327,857 3,608,978  1,124,913
CT     Farmington                              1,272,203 3,454,995     98,627
CT     Stamford/Commerce Rd                    3,159,903 8,547,884    101,530
CT     Brookfield/Brookfield-Fed               1,042,980 2,819,920    144,104
FL     Longwood                                  862,849 2,387,142     94,822
FL     Sarasota                                1,281,966 2,007,843  1,667,919
FL     WPB Southern                              226,524   922,193  3,082,015
FL     WPB II                                    572,284 2,365,372    104,585
FL     Ft. Myers                                 489,609 1,347,207    813,242
FL     North Lauderdale                        1,050,449 2,867,443    837,698
FL     Naples                                    636,051 1,735,211    166,718
FL     Hallandale                              1,696,519 4,625,578    216,955
FL     Davie                                   2,005,938 5,452,384    159,376
FL     Tampa/Adamo                               837,180 2,291,714    124,074
FL     SR 84 (Southwest)                       1,903,782 5,187,373    154,651
FL     Quail Roost                 1,474,648   1,663,641 4,533,384    148,180
FL     Tamiami                                 1,962,917 5,371,139     98,517
FL     Highway 441 (2nd Avenue)                1,734,958 4,760,420     93,182
FL     Miami Sunset                            2,205,018 6,028,210     96,819
FL     Doral (Archway)                         1,633,500 4,464,103    149,328
FL     Boca Raton                              1,505,564 4,123,885    164,247
FL     Ft Lauderdale                           1,063,136 2,949,236    107,703
FL     Coral Way                   2,865,857   1,574,578 4,314,468    367,599
FL     Miller Rd.                              1,409,474 3,898,643    125,454
FL     Harborview/Port Charlotte                 883,344 2,400,333  1,417,286
FL     Miami Gardens/441                         540,649 1,469,557    226,483
FL     Miramar/State Rd 7                      1,797,370 4,892,278    561,353
FL     Delray Bch/W Atlantic Blvd                388,538 1,059,895    151,391
FL     Sarasota/N Washington Bl                1,038,538 2,822,939    183,262
FL     West Palm Bch/N Military                  791,677 2,140,460     42,373
FL     Miami/SW 127th Ave                            --  5,491,430     37,980
FL     WPB/Congress Avenue                       474,880 3,136,069  2,037,177
FL     WPB/Okeechobee Blvd                     1,273,005 3,063,825     41,228
FL     Bradenton/Manatee Ave                     840,035 2,271,607     19,959
FL     Brandon/Providence Road                   833,806 1,213,189    147,346
GA     South Cobb                                161,509 1,349,816    198,019
GA     Lilburn                                   634,879 1,724,697    139,161
GA     Eastpoint                                 807,085 2,194,489    896,730
GA     Acworth                                   333,504   917,825  1,140,174
GA     Western Hills                             682,094 1,855,712  1,127,617
GA     Stone Mountain                          1,053,620 2,908,080    108,347
IL     Chicago/W Fullerton Ave                 1,001,294 2,709,083     18,763
IN     Marion/W 2nd St                           230,497   660,932    117,620
IN     Indianapolis/N Illinois                   365,621   993,582    126,081
IN     Indianapolis/W 10th St                    598,465 1,627,324    143,942
IN     Indianapolis/Hawthorn Pk                1,257,359 3,409,578    240,672
IN     Indianapolis/E 56th St                  1,053,343 2,856,687    153,774
IN     Indianapolis/E 42nd St                    665,547 1,809,692    157,547
IN     Indianapolis/E 86th St                    397,221 1,087,020    119,996
IN     Indianapolis/Beachway Dr                  526,117 1,432,517    107,624
IN     Indianapolis/Crawfordsvil                 267,217   732,526     97,865
IN     Indianapolis/Fulton Dr                    323,210   881,916    215,168

                                       Initial Cost to REIT
                                 --------------------------------   Cost of
                                                        Building  Improvements
                                                            &        Sub to
State  Property Name             Encumbrances   Land    Fixtures  Acquisition
-----  ------------------------- ------------ --------- --------- ------------
IN     Indianapolis/N Merdian                       --     11,011    543,915
IN     Indianapolis/Fry Rd                      617,315 1,694,127    236,879
IN     Greenwood/E Stop 11 Rd                   794,443 2,158,189    151,600
IN     Clarksville/N Hallmark                    53,776   157,730    152,231
IN     Jeffersonville/E 10th St                 301,589   826,943    815,213
IN     New Albany/Grant Line Rd                 188,493   519,965    103,079
IN     Jeffersonville/W 7th St                  329,308   902,889    151,389
IN     Clarksville/Woodstock Dr                 286,620   785,272    111,023
IN     New Albany/Progress Blvd                 387,797 1,061,123    133,022
KS     Olathe                                   429,808 1,176,442    114,117
KY     Louisville/Bardstown                     664,899 1,812,323     50,530
KY     Louisville/Dixie Highway                 649,638 1,790,623     80,694
KY     Louisville/Preston Hwy                   863,390 2,346,688  1,718,166
KY     Valley Station/Val Sta Rd                623,828 1,697,482    747,643
KY     Louisville/Adams St                      752,032 2,049,063    169,524
MA     Whitman                                  544,178 1,487,628  2,318,312
MA     Brockton                               1,134,761 3,104,615    101,437
MA     Northborough                             822,364 2,279,586    145,461
MA     Nashua/Tyngsboro                       1,211,930 3,293,838    115,295
MA     South Easton                             909,912 2,465,382    107,693
MA     North Attleboro                          908,949 2,460,427  1,768,697
MA     Fall River                               773,781 2,097,333    161,973
MA     Salisbury                                771,078 2,096,159     95,084
MA     Raynham/Broadway                         128,851   352,739  1,610,148
MA     Plainville/Washington St                 802,165 2,805,865    233,720
MA     Abington/Bedford Street                  850,574 2,299,700     26,144
MA     Stoughton/Washington St                  873,582 2,361,908     19,548
MA     Everett/329 Second Street              4,641,543 2,069,531      7,267
MD     Annapolis/Route 50         3,116,413   1,565,664 4,324,670    879,582
MD     Silver Spring                          2,776,490 4,455,110    118,143
MD     Columbia                               1,057,034 3,289,952    129,780
MD     Rockville                              1,376,588 3,765,848    173,694
MD     Annapolis/Trout                        1,635,928 4,430,887    166,323
MD     Millersville                           1,501,123 4,101,854    105,577
MD     Waldorf                                1,168,869 3,175,314     51,959
MD     Rt 3/Millersville                        546,011 1,493,533     82,302
MD     Balto City/E Pleasant St               1,547,767 4,185,072    849,643
MD     Wheaton/Georgia Avenue                 2,524,985 6,826,813    173,460
MD     Owings Mills/Owings Mills              1,232,000 2,695,300    503,684
MD     Columbia/Berger Rd         2,539,587   1,301,350 3,518,450    597,731
MD     Germantown/Wisteria Dr     2,163,396   1,507,010 4,074,500    457,766
MD     Towson/E Joppa Rd                            --  5,019,296  2,382,560
MD     Bethesda/River Road                    2,688,520 7,268,950      9,052
MD     Towson/203 E Joppa Rd                  1,307,339 3,618,848    838,120
MD     Germantown/Fredrick Rd                 2,058,984 1,819,481  1,791,660
MI     Lincoln Park                             761,209 2,097,502  1,965,867
MI     Tel-Dixie                                595,495 1,646,723     91,779
MI     Troy/Coolidge Highway                  1,264,541 3,425,505     93,962
MI     Grand Rapids/28th St SE                  598,182 1,621,080    113,012
MI     Grandville/Spartan Ind Dr                579,599 1,840,838     95,578
MI     Linden/S Linden Rd                       608,318 1,725,631    187,878
MI     Farmington Hills/Gr Riv                      --     21,690    152,794
MI     Belleville/Old Rawsonvill              1,604,420 4,337,870    143,808

                                        Initial Cost to REIT          Cost of
                                  --------------------------------- Improvements
                                                         Building &    Sub to
State  Property Name              Encumbrances   Land     Fixtures  Acquisition
-----  -------------------------- ------------ --------- ---------- ------------
MI     Canton/Canton Center Rd                 1,058,080  2,860,740    117,511
MI     Chesterfield/23 Mild Rd                 1,069,360  2,891,220    128,723
MI     Mt Clemens/N River Rd                     804,822  2,176,000    130,668
MI     Shelby Twnshp/Van Dyke                  1,646,340  4,451,210     82,676
MI     Southgate/Allen Road                      903,934  2,443,966     43,779
MI     Ypsilanti/Carpenter Rd                  1,294,443  3,499,784     93,288
MO     Grandview                                 511,576  1,396,230    187,774
NC     Charlotte/Tryon St                      1,003,418  2,731,345     79,865
NC     Raleigh/Hillsborough St                   753,296  2,051,496     65,934
NC     Charlotte/Amity Rd                        947,871  2,583,190    145,738
NC     Fayetteville/MacArthur                    597,765  1,689,315    140,811
NC     Fayetteville/Rim Rd                       514,208  1,417,324     28,161
NC     Wilmington/Market St                      622,720  1,704,743     51,349
NC     Pineville/Crump Road                      763,330  2,063,820     69,165
NJ     Lawnside                                1,095,126  2,972,032    403,386
NJ     Cherry Hill/Cuthbert                      720,183  1,894,545    112,703
NJ     Cherry Hill/Route 70                      693,314  1,903,413    125,718
NJ     Pomona                                    529,657  1,438,132     82,674
NJ     Mays Landing                              386,592  1,051,300     57,825
NJ     Hackensack/S River St       7,245,484   3,646,649  9,863,617  1,539,208
NJ     Secaucus/Paterson Plank     5,345,628   2,851,097  7,712,681  1,191,768
NJ     Harrison/Harrison Ave       1,210,522     822,192  2,227,121    537,182
NJ     Orange/Oakwood Ave          3,849,772   2,408,877  6,517,030    954,143
NJ     Flanders/Bartley Flanders                 645,486  1,749,362     77,540
NJ     Mt Laurel/Ark Road                        678,397  1,866,032     64,643
NJ     Ho Ho Kus/Hollywood Ave                 4,474,785 12,117,431    153,085
NJ     Millville/S Wade Blvd                     302,675    829,306    178,281
NJ     Williamstown/Glassboro Rd                 483,584  1,316,646    163,492
NJ     West New York/55th St                     852,042  2,303,670    147,242
NJ     Englewood/Grand Avenue                  1,039,298  3,674,024  1,570,412
NJ     Edgewater/River Road                    2,819,510  7,623,119      5,931
NJ     Tom's River/Route 37 East               1,019,345  2,756,007      9,915
NM     Lomas                                     251,018    691,453     89,956
NM     Montgomery                                606,860  1,651,611    120,317
NM     Legion                                        --   1,873,666    157,411
NM     Ellison                                   642,304  1,741,230     60,783
NM     Hotel Circle                              277,101    766,547    940,745
NM     Eubank                                    577,099  1,568,266    315,041
NM     Coors                                     494,400  1,347,792    120,619
NM     Osuna                                     696,685  1,891,849    308,134
NM     Santa Fe/875 W San Mateo    2,402,471   1,055,760  2,854,470    409,135
NM     Albuquerque/Central Ave, E                549,778  1,492,587    333,984
NV     Rainbow                                   879,928  2,385,104    185,652
NV     Oakey                                     663,607  1,825,505    107,479
NV     Tropicana                                 803,070  2,179,440    263,545
NV     Sunset                                    934,169  2,533,803    247,560
NV     Sahara                                  1,217,565  3,373,622    205,550
NV     Charleston                                557,678  1,520,140    102,209
NV     Las Vegas-Sahara/Pioneer                1,040,367  2,842,388    103,265
NV     Las Vegas/S Nellis Blvd                   619,239  1,749,528    134,347
NV     Las Vegas/W Cheyenne Rd                   815,468  2,204,780    241,699
NV     Henderson/Stephanie Pl      2,554,874   1,623,290  4,388,890    442,810
NV     Las Vegas/5801 W Charlest                 929,185  2,512,240    121,359
NY     Coram/Bald Hill                         1,976,332  5,352,301    153,741

                                       Initial Cost to REIT          Cost of
                                 --------------------------------- Improvements
                                                        Building &    Sub to
State  Property Name             Encumbrances   Land     Fixtures  Acquisition
-----  ------------------------- ------------ --------- ---------- ------------
NY     Mahopac/Rt 6 and Lupi Ct               1,299,571  3,530,956    120,409
NY     Kingston/Sawkill Rd                      677,909  1,845,654    138,969
NY     New Paltz/So Putt Corners                547,793  1,498,124    173,237
NY     Saugerties/Route 32                      677,909  1,839,254    211,752
NY     Amsterdam/Route 5 So                     394,628  1,070,360     89,072
NY     Ridge/Middle Country Rd                1,357,430  3,670,090     78,651
NY     Bronx/Third Avenue                       763,367  2,063,920    186,962
NY     New Rochelle/Huguenot St               1,360,120  3,677,360    299,491
NY     Mt Vernon/Northwest St                       --   5,139,250    347,698
NY     Bronx/Zerega Avenue                    1,586,900  4,290,520    231,269
NY     Bronx/Bruckner Blvd                    4,641,070 12,548,400    549,724
NY     Bronx/112 Bruckner Blvd                2,813,340  7,606,440    135,938
NY     Brooklyn/Albemarle Rd      3,825,589   3,321,900  8,981,430    639,628
NY     Long Island City/Starr     6,703,634   4,228,040 11,431,400    902,996
NY     New York/W 143rd St                    1,826,321  4,937,833    111,802
NY     Brooklyn/John St           4,195,240   3,319,740  8,975,590    852,524
NY     New York/W 21st St.                    3,920,699 10,600,417    165,890
NY     Hicksville/S Broadway                  1,223,817  3,308,839     23,649
NY     Yonkers/Saw Mill River                 1,547,491  4,183,958    159,183
NY     White Plains/S Kensico                 1,297,085  3,506,934    197,266
NY     New York/531 W 21st St                 3,933,027 10,633,741    124,707
NY     Hauppage/Old Willets Path                713,348  4,133,745      6,247
OH     Akron/Chenoweth Rd                       540,716  1,519,499    115,045
OH     Streetsboro/Frost Rd                     622,041  1,836,890    157,080
OH     Kent/Cherry St                           513,752  1,454,983     73,866
OH     Amherst/Leavitt                          392,212  1,131,603     82,218
OH     East Lake/Lakeland Blvd                  432,656  1,237,086    165,715
OH     Mentor/Mentor Ave                      1,051,222  2,910,600    108,292
OH     Mentor/Heisley Road                      337,560    986,802    177,829
OH     Columbus/W Broad St                      891,738  2,423,670    218,197
OH     Columbus/S High St                       785,018  2,127,507    118,640
OH     Columbus/Innis Rd                      1,694,130  4,585,478    939,491
OH     Columbus/E Main St                       665,547  1,808,554    161,708
OH     Columbus/E Cooke Rd                      891,461  2,415,298  1,288,232
OH     Worthington/Reliance St                  519,187  1,408,980    138,951
OH     Delaware/State Rt 23                      76,506    213,346     60,234
OH     Trotwood/Salem Bend Dr                 1,041,424  2,834,894    158,435
OH     Worthington/Alta View Blv                437,308  1,185,419     41,785
OH     Columbus/W Dublin-Grand    1,514,392     801,749  2,170,758    212,969
OH     Dublin/Old Avery Road                    712,038  1,928,205    100,143
OH     Hilliard/Parkway Lane                    739,230  2,001,725     90,969
OH     Columbus/Urlin Avenue      1,548,269     803,372  2,172,080    211,455
OH     Columbus/Schofield Dr                    578,248  1,563,410    131,138
OH     Columbus/Wilson Road                     729,548  1,972,480    136,388
OH     Columbus/2929 Dublin Rd                  707,428  1,912,680    120,784
OH     Columbus/Kenny Road                      715,395  1,934,220    151,696
OH     Columbus/South Hamilton                  357,786    967,348    107,049
OK     Sooner Road                              453,185  1,252,031    142,890
OK     10th Street                              261,208    743,356  1,324,622
OK     Midwest City                             443,545  1,216,512    115,877
OK     Meridian                                 252,963    722,040    396,919
OK     Air Depot                                347,690    965,923    148,517
OK     Peoria                                   540,318  1,488,307    106,155

                                        Initial Cost to REIT          Cost of
                                 ---------------------------------- Improvements
                                                         Building &    Sub to
State  Property Name             Encumbrances    Land     Fixtures  Acquisition
-----  ------------------------- ------------ ---------- ---------- ------------
OK     11th & Mingo                              757,054  2,071,799     228,401
OK     Skelly                                    173,331    489,960     113,777
OK     Lewis                                     642,511  1,760,304      45,715
OK     Sheridan                                  531,978  1,509,718     124,044
OK     OKC/33rd Street                           267,059    741,710     128,678
OK     OKC/South Western                         721,181  1,958,872      24,852
OK     Tulsa/So Garnett Road                     966,052    497,746      39,538
OK     NW Expressway/Roxbury                     598,527  1,631,870     305,228
OR     Hillsboro/229th Ave                     1,198,358  3,249,301     108,782
OR     Beaverton/Murray Ave                    1,086,999  2,948,220     109,715
OR     Aloha/185th Ave                         1,337,157  3,624,573      60,111
PA     King of Prussia                         1,354,359  3,678,011     134,785
PA     Warminster                                891,048  2,446,648     384,079
PA     Allentown                                 578,632  1,583,744     117,554
PA     Bethlehem                                 843,324  2,317,298     114,837
PA     Norristown                                868,586  2,405,332      94,682
PA     Malvern/E Lancaster                       433,482  2,833,980   2,356,611
PA     West Chester/Downington                   567,546  1,613,461      40,002
PA     Huntingdon Valley/Welsh                   583,650  1,578,020      45,130
PA     Philadelphia/Wayne Ave                  1,781,940  4,817,840     256,336
TN     SUSA Partnership L.P.                  13,783,769 30,954,093  24,692,159
TN     Summer                                    172,093  2,663,644     181,645
TN     Union                                     286,925  1,889,030   2,647,611
TN     Memphis/Mt Moriah                         692,669  1,598,722   1,457,618
TN     Antioch/Nashville                         822,125  2,239,684     219,347
TN     Keyport (Gateway)                         396,229  1,080,547     154,216
TN     Chattanooga                               484,457  1,360,998   1,172,456
TN     Memphis/Ridgeway                          638,757  1,141,414   1,280,024
TN     Winchester                                774,069  2,260,361   1,248,419
TN     Nashville/Lebanon Pike                  1,366,208  3,748,062      73,557
TN     Nashville/Haywood          1,067,590      423,170  1,166,891     189,436
TN     Nashville/Murfreesboro       797,838      344,720    950,811   1,754,313
TN     Memphis/2939 Poplar                     1,750,286  1,986,417   2,736,058
TN     Nashville/Trousdale                     1,440,860  3,901,994     768,540
TN     Nashville/Murfreesboro                  1,222,229  3,309,033     164,745
TN     Nashville/Old Hickory Rd                1,271,786  3,444,402     246,236
TN     Antioch/Bell Road                         841,235  2,280,513     166,160
TN     Franklin/Liberty Pike                     844,335  2,287,937     957,041
TN     Memphis/5675 Summer Ave                   399,486  1,103,101     116,938
TN     Memphis/4705 Winchester                   425,797  1,171,967     241,691
TN     Memphis/Madison Avenue                    189,329    523,890     157,463
TN     Memphis/Raleigh-LaGrange                  282,744    788,041      99,027
TN     Memphis/4175 Winchester                   233,054    661,583      83,164
TN     Memphis/American Way                      326,495    911,122     215,026
TN     Memphis/6390 Winchester                   348,906    976,683     137,164
TN     Collierville/W Poplar                   1,122,353  2,372,249      28,735
TN     Antioch/2757 Murfreesboro  2,357,153    1,299,380  3,531,925     301,313
TN     Memphis/Shelby Oaks                       446,424  1,219,883     182,687
TN     Cordova/Autumn Creek                      760,818  2,057,030      95,430
TN     Cordova/N Germantown                      991,310  2,680,210     133,406
TN     Cordova/Moriarty Rd                       679,285  1,836,580     108,618
TN     Cordova/Germantown Pkwy                 1,434,990  2,371,420     272,016
TN     Memphis/Hickory Hill                      720,000  3,560,989     190,071

                                           Initial Cost to REIT             Cost of
                                 ---------------------------------------- Improvements
                                                             Building &      Sub to
State  Property Name             Encumbrances     Land        Fixtures    Acquisition
-----  ------------------------- ------------ ------------ -------------- ------------
TN     Bartlett/Germantown Rd N                    720,188      1,944,173       61,743
TN     Memphis/7301 Winchester                   1,016,188      2,747,471       59,296
TN     Bartlett/6937 Stage Road                    624,662      2,125,412      870,232
TN     Memphis/Kirby Parkway                       554,334      1,498,754      153,166
TN     Memphis/Covington Way                     1,005,904      2,719,667       16,223
TX     White Settlement                            920,149      2,496,150    1,389,769
TX     Airport Freeway                             616,535      1,678,683      329,476
TX     Midway                                      851,959      2,310,475    1,400,282
TX     Dallas/Preston                            1,194,744      3,245,423       39,441
TX     Bedford                                     923,948      2,525,303      107,419
TX     Spring/I-45 North                         1,110,728      3,005,855      170,732
TX     Sugarland/Old Mill Rd                       675,660      1,830,545      154,053
TX     Dallas/N Dallas Pkwy                        894,127      2,446,468       42,452
TX     Alvin/Mustang Road                          371,866      1,082,427       33,599
TX     Clute/Brazos Park Drive                     614,354      1,665,736      241,836
TX     Houston/South Main                        1,105,840      2,992,930       21,794
TX     Austin/McNeil Drive                         916,980      2,479,240       36,565
TX     Plano/Wagner Way                          1,046,620      2,829,760       25,220
TX     Carrollton/W Frankford Rd                   797,598      2,156,470       33,357
TX     Pasadena/Red Bluff Rd                       605,356      1,636,700      100,025
TX     Dallas/N Central Express                  1,215,080      3,285,210       86,043
TX     Spring/Spring Stuebner                      621,986      1,681,670      119,449
TX     Addison/16280 Addison Rd                  1,386,743      3,749,346       60,499
TX     Grapevine/State Highway                   1,254,651      3,392,203       26,719
TX     Dallas/Lemmon Ave                         1,211,599      3,275,805       62,537
TX     Dallas/19211 Preston Road                 1,371,378      3,707,800       31,371
UT     Sandy                                       949,065      2,573,696       87,756
UT     West Valley                                 576,248      1,579,605       69,717
VA     Fairfax Station                           1,019,015      2,115,385      349,607
VA     Chantilly                                   882,257      2,395,841      834,453
VA     Reston                                      551,285      2,260,947      261,384
VA     Falls Church                              1,226,409      3,348,761      216,584
VA     Willow Lawn                               1,516,115      4,105,846    2,202,720
VA     Stafford/Jefferson Davis                    751,398      2,035,961      118,158
VA     Fredericksburg/Jefferson                    668,526      1,812,040      260,575
VA     Fredericksburg/Plank Rd                     846,358      2,287,063    1,544,742
VA     Alexandria/N Henry St                     2,424,650      6,555,535      199,732
VA     Falls Church/Hollywood Rd                 2,209,059      5,972,642      173,292
VA     Alexandria/Kings Centre                   1,612,519      2,207,382      849,169
VA     Fairfax/Prosperity Ave                    1,132,852      3,171,245      599,159
VA     Sterling/Woodland Rd                        653,670      3,143,418      117,388
VA     Falls Church/Seminary Rd                    580,267      2,299,633        7,463
WA     Vancouver/78th St                           753,071      2,045,377       85,661
WA     Seattle/N 130th Street                    1,763,737      4,768,623        4,577
                                 -----------  ------------ -------------- ------------
                                 $61,375,456  $418,177,999 $1,132,474,994 $160,071,956
                                 ===========  ============ ============== ============

                                 Gross Amount at Close of Period
                                 -------------------------------                          Depreciable
                                                        Land &                              Life of
                                          Building &   Building  Accumulated  Year Placed  Building
State  Property Name               Land    Fixtures     Total    Depreciation in Service   Component
-----  ------------------------- -------- ----------- ---------- ------------ ----------- -----------
AL     Birmingham/Hwy 280        $353,429 $ 1,044,384 $1,397,813  $(129,679)     1996          40
AL     Birmingham/Palisades Blvd  580,592   1,598,904  2,179,496    (52,509)     1999          40
AZ     Oracle                     913,144   2,898,689  3,811,833   (299,056)     1994          40
AZ     East Phoenix               370,586   1,252,626  1,623,212   (175,613)     1995          40
AZ     Tempe                      879,017   2,506,619  3,385,636   (362,198)     1995          40
AZ     Cave Creek                 824,369   2,324,606  3,148,975   (322,816)     1995          40
AZ     Alma School                789,076   2,232,886  3,021,962  (298,995)      1996          40

                                     Gross Amount at Close of
                                              Period
                                  ------------------------------                          Depreciable
                                             Building   Land &                              Life of
                                                 &     Building  Accumulated  Year Placed  Building
State  Property Name                 Land    Fixtures    Total   Depreciation in Service   Component
-----  -------------------------- ---------- --------- --------- ------------ ----------- -----------
AZ     Metro-21st/Peoria-Phoenix   1,013,070 3,031,637 4,044,707   (260,804)     1996          40
AZ     7th St/Indian Sch-Phoenix     736,550 3,012,338 3,748,888   (190,639)     1996          40
AZ     Phoenix/32nd Street         1,347,052 3,703,369 5,050,421   (413,453)     1996          40
AZ     Mesa/Country Club             558,822 1,627,168 2,185,990   (179,542)     1996          40
AZ     Mesa/East Main St             965,186 2,678,117 3,643,303   (280,870)     1996          40
AZ     Phoenix/Bell Road           1,319,860 3,660,137 4,979,997   (390,326)     1996          40
AZ     Tucson/S Santa Clara Ave      543,219 1,615,391 2,158,610   (161,569)     1997          40
AZ     Phoenix/N 43rd Avenue       1,314,457 3,809,065 5,123,522   (349,153)     1997          40
AZ     Phoenix/N 25th Avenue         541,455 1,548,645 2,090,100   (138,980)     1997          40
AZ     Phoenix/2331 W Ind Sch        541,733 1,638,730 2,180,463   (150,212)     1997          40
AZ     Mesa/N Power Rd               458,286 1,301,405 1,759,691   (125,548)     1997          40
AZ     Chandler/3026 S Ctry Club     529,773 1,669,339 2,199,112   (159,762)     1997          40
AZ     Tempe/E Southshore Dr         813,320 2,430,420 3,243,740   (185,202)     1998          40
CA     Marina Del Rey              1,954,097 5,435,529 7,389,626   (928,184)     1994          40
CA     Campbell                    1,041,860 2,961,546 4,003,406   (472,048)     1994          40
CA     Monterey I & II             1,613,922 4,498,035 6,111,957   (718,384)     1994          40
CA     Santa Cruz                  1,092,718 3,083,925 4,176,643   (485,752)     1994          40
CA     Scotts Valley                 651,281 1,882,275 2,533,556   (313,692)     1994          40
CA     Santa Clara                 1,362,331 3,901,352 5,263,683   (581,308)     1995          40
CA     Watsonville                   480,039 1,391,786 1,871,825   (222,919)     1994          40
CA     Point Loma                  2,139,342 6,262,484 8,401,826   (963,272)     1994          40
CA     Rialto                        695,327 2,079,402 2,774,729   (295,368)     1995          40
CA     Yucaipa                       411,580 1,182,978 1,594,558   (182,210)     1995          40
CA     Fallbrook                     418,763 1,239,499 1,658,262   (190,398)     1995          40
CA     Hemet                         455,585 2,779,018 3,234,603   (205,896)     1995          40
CA     San Bernardino/Baseline     1,220,837 3,493,594 4,714,431   (506,067)     1995          40
CA     Colton                        514,276 1,567,404 2,081,680   (235,611)     1995          40
CA     San Marcos                    318,260   970,711 1,288,971   (160,881)     1995          40
CA     Capitola                      827,352 2,370,490 3,197,842   (337,232)     1995          40
CA     Oceanside                   1,236,627 3,470,075 4,706,702   (522,582)     1995          40
CA     San Bernardino/Waterman       708,988 2,174,108 2,883,096   (293,445)     1995          40
CA     Santee                        879,599 2,665,362 3,544,961   (378,034)     1995          40
CA     Santa Ana                   1,273,816 3,529,860 4,803,676   (489,383)     1995          40
CA     Garden Grove                1,137,871 3,185,552 4,323,423   (439,880)     1995          40
CA     City of Industry              900,036 2,583,545 3,483,581   (357,367)     1995          40
CA     Chatsworth                  1,736,893 4,918,936 6,655,829   (683,168)     1995          40
CA     Palm Springs/Tamarisk         816,743 2,379,279 3,196,022   (350,735)     1995          40
CA     Moreno Valley                 414,614 1,338,181 1,752,795   (203,250)     1995          40
CA     San Bern/23rd St              655,883 1,916,269 2,572,152   (265,005)     1995          40
CA     San Bern/Mill Ave             370,043 1,128,848 1,498,891   (162,426)     1995          40
CA     Highlands                     627,594 1,772,356 2,399,950   (239,923)     1995          40
CA     Redlands                      731,365 2,052,576 2,783,941   (277,078)     1995          40
CA     Palm Springs/Gene Autry       784,589 2,192,318 2,976,907   (293,191)     1995          40
CA     Thousand Palms              1,104,911 3,806,358 4,911,269   (300,372)     1996          40
CA     Salinas                       626,114 1,810,908 2,437,022   (237,811)     1996          40
CA     Whittier                      923,327 2,644,541 3,567,868   (335,212)     1996          40
CA     Florin/Freeport-Sacramento    828,504 2,420,765 3,249,269   (306,696)     1996          40
CA     Sunrise/Sacramento            822,597 2,372,545 3,195,142   (293,618)     1996          40
CA     Santa Rosa                  1,354,740 3,802,448 5,157,188   (458,774)     1996          40
CA     Huntington Beach              842,664 2,570,344 3,413,008   (333,614)     1996          40
CA     La Puente/Valley Blvd         995,455 2,797,428 3,792,883   (323,194)     1996          40
CA     Huntington Bch II/McFadden  1,054,708 2,991,328 4,046,036   (354,045)     1996          40
CA     Hawaiian Gardens/Norwalk    1,960,437 5,482,632 7,443,069   (631,169)     1996          40
CA     Sacramento/Auburn Blvd        665,659 2,091,803 2,757,462   (246,797)     1996          40
CA     Vacaville/Bella Vista         681,166 1,911,979 2,593,145   (210,830)     1997          40
CA     Sacramento/Perry              458,533 1,317,218 1,775,751   (147,095)     1996          40

                                    Gross Amount at Close of
                                             Period
                                 ------------------------------                          Depreciable
                                           Building    Land &                              Life of
                                               &      Building  Accumulated  Year Placed  Building
State  Property Name               Land    Fixtures    Total    Depreciation in Service   Component
-----  ------------------------- --------- --------- ---------- ------------ ----------- -----------
CA     Cypress/Lincoln Avenue      796,117 2,226,315  3,022,432   (231,718)     1997          40
CA     Hollywood/N Vine St       1,737,769 4,819,008  6,556,777   (475,382)     1997          40
CA     Los Angeles/Fountain Ave    905,889 2,546,494  3,452,383   (266,547)     1997          40
CA     Long Beach/W Wardlow Rd     989,288 2,790,803  3,780,091   (294,102)     1997          40
CA     Riverside/Arlington Ave     597,054 1,886,106  2,483,160   (247,145)     1997          40
CA     Orange/S Flower St        2,083,008 5,818,480  7,901,488   (494,459)     1997          40
CA     Huntington Bch/Warner Ave 3,310,670 9,149,068 12,459,738   (858,649)     1997          40
CA     Anaheim/W Penhall Way       978,331 2,747,636  3,725,967   (270,261)     1997          40
CA     Santa Ana/W Fifth St        762,227 2,195,465  2,957,692   (232,388)     1997          40
CA     Long Beach/E Carson St    1,487,282 4,202,962  5,690,244   (394,992)     1997          40
CA     Long Beach/W Artesia Blvd 2,027,497 5,706,631  7,734,128   (563,133)     1997          40
CA     El Segundo/El Segundo Blv 2,067,936 5,785,208  7,853,144   (545,312)     1997          40
CA     Gardena/E Alondra Blvd    1,082,189 3,004,375  4,086,564   (287,712)     1997          40
CA     Pico Rivera/E Slauson Ave       --  6,922,440  6,922,440   (603,785)     1997          40
CA     Whittier/Comstock         1,232,645 3,579,422  4,812,067   (329,827)     1997          40
CA     Baldwin Park/Garvey Ave     570,476 1,619,776  2,190,252   (162,326)     1997          40
CA     Glendora/E Arrow Hwy        875,659 2,449,831  3,325,490   (240,926)     1997          40
CA     Pomona/Ridgeway             812,206 2,495,074  3,307,280   (252,496)     1997          40
CA     Riverside/Fairgrounds St    677,115 1,943,958  2,621,073   (206,138)     1997          40
CA     Cathedral City/E Ramon Rd 1,487,350 4,222,628  5,709,978   (409,437)     1997          40
CA     Palm Springs/Radio Road   1,013,781 2,990,527  4,004,308   (287,208)     1997          40
CA     Campbell/187 E Sunnyoaks    781,574 1,897,622  2,679,196   (152,172)     1997          40
CA     Roseville/6th Street        794,891 2,340,816  3,135,707   (200,093)     1997          40
CA     Roseville/Junction Blvd     919,546 2,559,012  3,478,558   (212,441)     1997          40
CA     Spring Valley/Jamacha Rd    825,263 2,433,466  3,258,729   (209,660)     1997          40
CA     N Highlands/Elkhorn Blvd    490,557 1,568,307  2,058,864   (157,170)     1998          40
CA     Los Angeles/Centinela Ave     2,490 3,120,802  3,123,292   (195,984)     1998          40
CA     Los Alamitos/Cerritos Ave 2,029,290 5,892,540  7,921,830   (371,120)     1998          40
CA     Los Angeles/W Pico Blvd   1,126,798 3,315,578  4,442,376   (239,748)     1998          40
CA     Redwood City/Willow St    3,124,570 3,880,964  7,005,534   (142,139)     1999          40
CA     Oceanside/Oceanside Blvd  2,294,759 6,395,991  8,690,750   (212,375)     1999          40
CA     Campbell/Curtner Ave      2,170,551 5,308,849  7,479,400    (86,751)     2000          40
CO     Broomfield/W 120th Ave      691,893 1,921,568  2,613,461   (200,610)     1997          40
CO     Lakewood/W Mississippi    1,350,196 3,787,047  5,137,243   (335,518)     1997          40
CO     Denver/W 96th Ave           857,144 2,336,449  3,193,593    (30,116)     2000          40
CT     Wethersfield                481,890 2,253,569  2,735,459   (329,887)     1994          40
CT     East Hartford               992,547 2,850,089  3,842,636   (429,340)     1995          40
CT     Waterbury                   751,111 2,147,796  2,898,907   (278,903)     1996          40
CT     Rocky Hill                1,339,486 4,722,262  6,061,748   (446,810)     1996          40
CT     Farmington                1,276,827 3,548,998  4,825,825   (427,249)     1996          40
CT     Stamford/Commerce Rd      3,175,004 8,634,313 11,809,317   (693,335)     1997          40
CT     Brookfield/Brookfield-Fed 1,050,048 2,956,956  4,007,004   (173,075)     1998          40
FL     Longwood                    862,849 2,481,964  3,344,813   (737,044)     1988          40
FL     Sarasota                  2,007,894 2,949,834  4,957,728   (760,521)     1988          40
FL     WPB Southern              1,021,536 3,209,196  4,230,732   (531,980)     1991          40
FL     WPB II                      572,284 2,469,957  3,042,241   (470,281)     1991          40
FL     Ft. Myers                   645,219 2,004,839  2,650,058   (297,749)     1994          40
FL     North Lauderdale          1,282,769 3,472,821  4,755,590   (567,093)     1994          40
FL     Naples                      636,051 1,901,929  2,537,980   (311,264)     1994          40
FL     Hallandale                1,696,519 4,842,533  6,539,052   (710,815)     1995          40

                                            Building   Land &
                                                &     Building  Accumulated  Year Placed
State  Property Name                Land    Fixtures    Total   Depreciation in Service
-----  -------------------------- --------- --------- --------- ------------ -----------
FL     Davie                      2,011,841 5,605,857 7,617,698   (841,142)     1995      40
FL     Tampa/Adamo                  837,180 2,415,788 3,252,968   (363,158)     1995      40
FL     SR 84 (Southwest)          1,903,782 5,342,024 7,245,806   (751,568)     1995      40
FL     Quail Roost                1,682,210 4,662,995 6,345,205   (619,397)     1995      40
FL     Tamiami                    1,962,917 5,469,656 7,432,573   (796,755)     1995      40
FL     Highway 441 (2nd Avenue)   1,734,958 4,853,602 6,588,560   (701,281)     1995      40
FL     Miami Sunset               2,205,018 6,125,029 8,330,047   (871,220)     1995      40
FL     Doral (Archway)            1,639,215 4,607,716 6,246,931   (673,148)     1995      40
FL     Boca Raton                 1,509,136 4,284,560 5,793,696   (532,524)     1996      40
FL     Ft Lauderdale              1,066,708 3,053,367 4,120,075   (397,812)     1996      40
FL     Coral Way                  1,657,605 4,599,040 6,256,645   (553,881)     1996      40
FL     Miller Rd.                 1,412,540 4,021,031 5,433,571   (526,448)     1996      40
FL     Harborview/Port Charlotte  1,523,476 3,177,487 4,700,963   (337,186)     1996      40
FL     Miami Gardens/441            544,221 1,692,468 2,236,689   (228,847)     1996      40
FL     Miramar/State Rd 7         1,800,942 5,450,059 7,251,001   (734,351)     1996      40
FL     Delray Bch/W Atlantic Blvd   392,563 1,207,261 1,599,824   (159,425)     1996      40
FL     Sarasota/N Washington Bl   1,039,483 3,005,256 4,044,739   (301,503)     1997      40
FL     West Palm Bch/N Military     787,989 2,186,521 2,974,510   (159,365)     1998      40
FL     Miami/SW 127th Ave             2,942 5,526,468 5,529,410   (365,166)     1998      40
FL     WPB/Congress Avenue          734,052 4,914,074 5,648,126    (34,064)     1999      40
FL     WPB/Okeechobee Blvd        1,275,259 3,102,799 4,378,058   (220,521)     1999      40
FL     Bradenton/Manatee Ave        840,035 2,291,566 3,131,601    (75,404)     1999      40
FL     Brandon/Providence Road      833,806 1,360,535 2,194,341   (179,644)     2000      40
GA     South Cobb                   161,509 1,547,835 1,709,344   (339,892)     1992      40
GA     Lilburn                      634,879 1,863,858 2,498,737   (340,839)     1994      40
GA     Eastpoint                    937,618 2,960,686 3,898,304   (460,074)     1994      40
GA     Acworth                      520,032 1,871,471 2,391,503   (257,030)     1994      40
GA     Western Hills                846,462 2,818,961 3,665,423   (369,621)     1994      40
GA     Stone Mountain             1,057,192 3,012,855 4,070,047   (387,834)     1996      40
IL     Chicago/W Fullerton Ave    1,001,294 2,727,846 3,729,140    (17,376)     2000      40
IN     Marion/W 2nd St              231,441   777,608 1,009,049   (110,181)     1997      40
IN     Indianapolis/N Illinois      368,997 1,116,287 1,485,284   (107,470)     1997      40
IN     Indianapolis/W 10th St       602,650 1,767,081 2,369,731   (159,246)     1997      40
IN     Indianapolis/Hawthorn Pk   1,263,833 3,643,776 4,907,609   (320,132)     1997      40
IN     Indianapolis/E 56th St     1,059,108 3,004,696 4,063,804   (265,262)     1997      40
IN     Indianapolis/E 42nd St       669,964 1,962,822 2,632,786   (175,588)     1997      40
IN     Indianapolis/E 86th St       400,707 1,203,530 1,604,237   (120,652)     1997      40
IN     Indianapolis/Beachway Dr     530,051 1,536,207 2,066,258   (140,312)     1997      40
IN     Indianapolis/Crawfordsvil    270,251   827,357 1,097,608    (84,648)     1997      40
IN     Indianapolis/Fulton Dr       326,439 1,093,855 1,420,294   (110,471)     1997      40
IN     Indianapolis/N Meridian          --    554,926   554,926   (100,161)     1997      40
IN     Indianapolis/Fry Rd          621,565 1,926,756 2,548,321   (191,662)     1997      40
IN     Greenwood/E Stop 11 Rd       799,308 2,304,924 3,104,232   (199,821)     1997      40
IN     Clarksville/N Hallmark        56,069   307,668   363,737    (51,540)     1997      40
IN     Jeffersonville/E 10th St     453,161 1,490,584 1,943,745   (163,730)     1997      40
IN     New Albany/Grant Line Rd     191,254   620,283   811,537    (69,744)     1997      40
IN     Jeffersonville/W 7th St      332,558 1,051,028 1,383,586   (116,234)     1997      40
IN     Clarksville/Woodstock Dr     289,722   893,193 1,182,915    (90,850)     1997      40
IN     New Albany/Progress Blvd     391,250 1,190,692 1,581,942   (116,719)     1997      40
KS     Olathe                       429,808 1,290,559 1,720,367   (249,489)     1994      40
KY     Louisville/Bardstown         666,131 1,861,621 2,527,752   (202,995)     1997      40
KY     Louisville/Dixie Highway     650,582 1,870,373 2,520,955   (195,853)     1997      40
KY     Louisville/Preston Hwy     1,080,333 3,847,911 4,928,244   (307,029)     1997      40
KY     Valley Station/Val Sta Rd    628,101 2,440,852 3,068,953   (155,425)     1997      40

                                   Gross Amount at Close of
                                            Period
                                 -----------------------------                          Depreciable
                                           Building   Land &                              Life of
                                               &     Building  Accumulated  Year Placed  Building
State  Property Name               Land    Fixtures    Total   Depreciation in Service   Component
-----  ------------------------- --------- --------- --------- ------------ ----------- -----------
KY     Louisville/Adams St         756,748 2,213,871 2,970,619    (204,958)    1997          40
MA     Whitman                     936,591 3,413,527 4,350,118    (314,219)    1994          40
MA     Brockton                  1,138,334 3,202,479 4,340,813    (392,832)    1996          40
MA     Northborough                825,937 2,421,474 3,247,411    (318,930)    1996          40
MA     Nashua/Tyngsboro          1,216,554 3,404,509 4,621,063    (417,862)    1996          40
MA     South Easton                914,536 2,568,451 3,482,987    (305,270)    1996          40
MA     North Attleboro           1,316,103 3,821,970 5,138,073    (360,235)    1996          40
MA     Fall River                  778,405 2,254,682 3,033,087    (267,574)    1996          40
MA     Salisbury                   775,702 2,186,619 2,962,321    (256,369)    1996          40
MA     Raynham/Broadway            130,220 1,961,518 2,091,738    (109,601)    1997          40
MA     Plainville/Washington St    802,165 3,039,585 3,841,750    (182,202)    1998          40
MA     Abington/Bedford Street     845,731 2,330,687 3,176,418    (151,091)    1998          40
MA     Stoughton/Washington St     873,582 2,381,456 3,255,038     (77,813)    1999          40
MA     Everett/329 Second Street 4,641,543 2,076,798 6,718,341     (13,016)    2000          40
MD     Annapolis/Route 50        1,774,896 4,995,020 6,769,916  (1,199,800)    1989          40
MD     Silver Spring             2,776,490 4,573,253 7,349,743  (1,311,037)    1989          40
MD     Columbia                  1,057,034 3,419,732 4,476,766    (833,196)    1991          40
MD     Rockville                 1,376,588 3,939,542 5,316,130    (641,020)    1994          40
MD     Annapolis/Trout           1,635,928 4,597,210 6,233,138    (733,828)    1994          40
MD     Millersville              1,501,123 4,207,431 5,708,554    (570,475)    1995          40
MD     Waldorf                   1,169,197 3,226,945 4,396,142    (437,443)    1995          40
MD     Rt 3/Millersville           550,368 1,571,478 2,121,846    (194,310)    1996          40
MD     Balto City/E Pleasant St  1,551,339 5,031,143 6,582,482    (491,460)    1996          40
MD     Wheaton/Georgia Avenue    2,541,788 6,983,470 9,525,258    (567,007)    1997          40
MD     Owings Mills/Owings Mills 1,232,006 3,198,978 4,430,984    (220,616)    1998          40
MD     Columbia/Berger Rd        1,415,235 4,002,296 5,417,531    (304,612)    1998          40
MD     Germantown/Wisteria Dr    1,604,410 4,434,866 6,039,276    (322,685)    1998          40
MD     Towson/E Joppa Rd             6,720 7,395,136 7,401,856    (841,073)    1998          40
MD     Bethesda/River Road       2,638,124 7,328,398 9,966,522    (373,460)    1998          40
MD     Towson/203 E Joppa Rd     1,307,339 4,456,968 5,764,307    (158,931)    1999          40
MD     Germantown/Fredrick Rd    2,087,219 3,582,906 5,670,125     (90,022)    1999          40
MI     Lincoln Park              1,028,677 3,795,901 4,824,578    (460,379)    1995          40
MI     Tel-Dixie                   608,495 1,725,502 2,333,997    (264,588)    1995          40
MI     Troy/Coolidge Highway     1,268,321 3,515,687 4,784,008    (383,905)    1996          40
MI     Grand Rapids/28th St SE     601,962 1,730,312 2,332,274    (200,283)    1996          40
MI     Grandville/Spartan Ind Dr   583,379 1,932,636 2,516,015    (216,224)    1996          40
MI     Linden/S Linden Rd          609,262 1,912,565 2,521,827    (223,608)    1997          40
MI     Farmington Hills/Gr Riv         944   173,540   174,484     (47,238)    1997          40
MI     Belleville/Old Rawsonvill     2,474 6,083,624 6,086,098    (284,766)    1998          40
MI     Canton/Canton Center Rd       1,964 4,034,367 4,036,331    (182,676)    1998          40
MI     Chesterfield/23 Mild Rd       2,504 4,086,799 4,089,303    (191,807)    1998          40
MI     Mt Clemens/N River Rd         2,571 3,108,919 3,111,490    (152,927)    1998          40
MI     Shelby Twnshp/Van Dyke        1,964 6,178,262 6,180,226    (264,407)    1998          40
MI     Southgate/Allen Road          1,964 3,389,715 3,391,679    (150,333)    1998          40
MI     Ypsilanti/Carpenter Rd        2,369 4,885,146 4,887,515    (221,452)    1998          40
MO     Grandview                   511,576 1,584,004 2,095,580    (300,194)    1994          40
NC     Charlotte/Tryon St        1,006,990 2,807,638 3,814,628    (345,787)    1996          40
NC     Raleigh/Hillsborough St     756,868 2,113,858 2,870,726    (264,521)    1996          40
NC     Charlotte/Amity Rd          951,444 2,725,355 3,676,799    (331,622)    1996          40
NC     Fayetteville/MacArthur      598,709 1,829,182 2,427,891    (219,310)    1997          40
NC     Fayetteville/Rim Rd         515,153 1,444,540 1,959,693    (147,180)    1997          40
NC     Wilmington/Market St        623,664 1,755,148 2,378,812    (177,821)    1997          40
NC     Pineville/Crump Road        765,753 2,130,562 2,896,315    (148,996)    1998          40

                                 Gross Amount at Close of Period
                                 -------------------------------                          Depreciable
                                                        Land &                              Life of
                                           Building &  Building  Accumulated  Year Placed  Building
State  Property Name               Land     Fixtures    Total    Depreciation in Service   Component
-----  ------------------------- --------- ---------- ---------- ------------ ----------- -----------
NJ     Lawnside                  1,095,126  3,375,418  4,470,544    (465,510)    1995          40
NJ     Cherry Hill/Cuthbert        720,183  2,007,248  2,727,431    (287,155)    1995          40
NJ     Cherry Hill/Route 70        693,641  2,028,804  2,722,445    (284,750)    1995          40
NJ     Pomona                      534,281  1,516,182  2,050,463    (186,710)    1996          40
NJ     Mays Landing                391,216  1,104,501  1,495,717    (132,604)    1996          40
NJ     Hackensack/S River St     3,993,539 11,055,935 15,049,474  (1,128,136)    1996          40
NJ     Secaucus/Paterson Plank   3,108,351  8,647,195 11,755,546    (886,046)    1996          40
NJ     Harrison/Harrison Ave       886,738  2,699,757  3,586,495    (281,574)    1996          40
NJ     Orange/Oakwood Ave        2,633,661  7,246,389  9,880,050    (748,378)    1996          40
NJ     Flanders/Bartley Flanders   652,270  1,820,118  2,472,388    (207,459)    1996          40
NJ     Mt Laurel/Ark Road          679,341  1,929,731  2,609,072    (193,779)    1997          40
NJ     Ho Ho Kus/Hollywood Ave   4,477,747 12,267,554 16,745,301  (1,074,057)    1997          40
NJ     Millville/S Wade Blvd       304,497  1,005,765  1,310,262    (111,442)    1997          40
NJ     Williamstown/Glassboro Rd   484,529  1,479,193  1,963,722    (144,492)    1997          40
NJ     West New York/55th St       854,303  2,448,651  3,302,954    (184,998)    1998          40
NJ     Englewood/Grand Avenue    1,058,489  5,225,244  6,283,733    (131,502)    1999          40
NJ     Edgewater/River Road      2,819,510  7,629,050 10,448,560    (223,420)    1999          40
NJ     Tom's River/Route 37 East 1,019,345  2,765,921  3,785,266     (69,649)    1999          40
NM     Lomas                       251,018    781,409  1,032,427    (141,028)    1994          40
NM     Montgomery                  606,860  1,771,928  2,378,788    (325,765)    1994          40
NM     Legion                          --   2,031,077  2,031,077    (337,469)    1994          40
NM     Ellison                     620,366  1,823,951  2,444,317    (323,794)    1994          40
NM     Hotel Circle                255,163  1,729,230  1,984,393    (234,892)    1994          40
NM     Eubank                      577,099  1,883,307  2,460,406    (338,646)    1994          40
NM     Coors                       494,400  1,468,411  1,962,811    (248,884)    1994          40
NM     Osuna                       696,685  2,199,983  2,896,668    (346,165)    1994          40
NM     Santa Fe/875 W San Mateo  1,128,533  3,190,832  4,319,365    (238,173)    1998          40
NM     Albuquerque/Central Ave,E   552,498  1,823,851  2,376,349    (246,200)    1998          40
NV     Rainbow                     892,753  2,557,931  3,450,684    (405,411)    1994          40
NV     Oakey                       663,607  1,932,984  2,596,591    (304,493)    1995          40
NV     Tropicana                   815,085  2,430,970  3,246,055    (393,082)    1994          40
NV     Sunset                      947,534  2,767,998  3,715,532    (457,951)    1994          40
NV     Sahara                    1,217,565  3,579,172  4,796,737    (535,550)    1995          40
NV     Charleston                  558,006  1,622,021  2,180,027    (231,774)    1995          40
NV     Las Vegas-Sahara/Pioneer  1,043,939  2,942,081  3,986,020    (378,965)    1996          40
NV     Las Vegas/S Nellis Blvd     621,015  1,882,099  2,503,114    (187,485)    1997          40
NV     Las Vegas/W Cheyenne Rd     817,432  2,444,515  3,261,947    (189,915)    1998          40
NV     Henderson/Stephanie Pl    1,654,456  4,800,534  6,454,990    (340,533)    1998          40
NV     Las Vegas/5801 W Charlest   931,763  2,631,021  3,562,784    (187,716)    1998          40
NY     Coram/Bald Hill           1,980,956  5,501,418  7,482,374    (637,941)    1996          40
NY     Mahopac/Rt 6 and Lupi Ct  1,302,537  3,648,399  4,950,936    (320,940)    1997          40
NY     Kingston/Sawkill Rd         680,141  1,982,391  2,662,532    (197,098)    1997          40
NY     New Paltz/So Putt Corners   550,013  1,669,141  2,219,154    (158,574)    1997          40
NY     Saugerties/Route 32         680,270  2,048,645  2,728,915    (247,111)    1997          40
NY     Amsterdam/Route 5 So        397,286  1,156,774  1,554,060    (108,579)    1997          40
NY     Ridge/Middle Country Rd   1,360,419  3,745,752  5,106,171    (272,972)    1998          40
NY     Bronx/Third Avenue          768,920  2,245,329  3,014,249    (178,859)    1998          40
NY     New Rochelle/Huguenot St  1,365,672  3,971,299  5,336,971    (302,536)    1998          40
NY     Mt Vernon/Northwest St        5,552  5,481,396  5,486,948    (417,956)    1998          40
NY     Bronx/Zerega Avenue       1,597,074  4,511,615  6,108,689    (337,166)    1998          40
NY     Bronx/Bruckner Blvd       4,646,626 13,092,568 17,739,194    (955,556)    1998          40
NY     Bronx/112 Bruckner Blvd   2,823,516  7,732,202 10,555,718    (450,717)    1998          40
NY     Brooklyn/Albemarle Rd     3,443,462  9,499,496 12,942,958    (564,286)    1998          40

                                 Gross Amount at Close of Period
                                 -------------------------------                          Depreciable
                                                        Land &                              Life of
                                           Building &  Building  Accumulated  Year Placed  Building
State  Property Name               Land     Fixtures    Total    Depreciation in Service   Component
-----  ------------------------- --------- ---------- ---------- ------------ ----------- -----------
NY     Long Island City/Starr    4,417,524 12,144,912 16,562,436   (710,194)     1998          40
NY     New York/W 143rd St       1,822,780  5,053,176  6,875,956   (315,280)     1998          40
NY     Brooklyn/John St          3,487,270  9,660,584 13,147,854   (576,477)     1998          40
NY     New York/W 21st St.       3,920,704 10,766,302 14,687,006   (614,808)     1998          40
NY     Hicksville/S Broadway     1,224,032  3,332,274  4,556,306   (110,258)     1999          40
NY     Yonkers/Saw Mill River    1,547,491  4,343,141  5,890,632   (152,541)     1999          40
NY     White Plains/S Kensico    1,297,085  3,704,200  5,001,285   (131,336)     1999          40
NY     New York/531 W 21st St    3,933,027 10,758,448 14,691,475   (349,890)     1999          40
NY     Hauppage/Old Willets Path   713,348  4,139,992  4,853,340    (40,310)     2000          40
OH     Akron/Chenoweth Rd          541,661  1,633,599  2,175,260   (194,971)     1997          40
OH     Streetsboro/Frost Rd        622,985  1,993,026  2,616,011   (234,460)     1997          40
OH     Kent/Cherry St              514,697  1,527,904  2,042,601   (178,892)     1997          40
OH     Amherst/Leavitt             393,156  1,212,877  1,606,033   (153,666)     1997          40
OH     East Lake/Lakeland Blvd     433,600  1,401,857  1,835,457   (167,671)     1997          40
OH     Mentor/Mentor Ave         1,052,166  3,017,948  4,070,114   (332,842)     1997          40
OH     Mentor/Heisley Road         338,504  1,163,687  1,502,191   (118,911)     1997          40
OH     Columbus/W Broad St         896,942  2,636,663  3,533,605   (227,852)     1997          40
OH     Columbus/S High St          789,851  2,241,314  3,031,165   (201,927)     1997          40
OH     Columbus/Innis Rd         1,702,121  5,516,978  7,219,099   (402,976)     1997          40
OH     Columbus/E Main St          669,964  1,965,845  2,635,809   (174,500)     1997          40
OH     Columbus/E Cooke Rd       1,185,678  3,409,313  4,594,991   (299,887)     1997          40
OH     Worthington/Reliance St     533,063  1,534,055  2,067,118   (139,618)     1997          40
OH     Delaware/State Rt 23         78,878    271,208    350,086    (36,677)     1997          40
OH     Trotwood/Salem Bend Dr    1,047,147  2,987,606  4,034,753   (273,929)     1997          40
OH     Worthington/Alta View Blv   438,635  1,225,877  1,664,512   (100,724)     1997          40
OH     Columbus/W Dublin-Grand     829,997  2,355,479  3,185,476   (198,886)     1997          40
OH     Dublin/Old Avery Road       713,365  2,027,021  2,740,386   (171,030)     1997          40
OH     Hilliard/Parkway Lane       740,557  2,091,367  2,831,924   (178,411)     1997          40
OH     Columbus/Urlin Avenue       830,830  2,356,077  3,186,907   (171,383)     1998          40
OH     Columbus/Schofield Dr       580,734  1,692,062  2,272,796   (135,752)     1998          40
OH     Columbus/Wilson Road        732,102  2,106,314  2,838,416   (185,479)     1998          40
OH     Columbus/2929 Dublin Rd     709,914  2,030,978  2,740,892   (147,204)     1998          40
OH     Columbus/Kenny Road         717,989  2,083,322  2,801,311   (158,476)     1998          40
OH     Columbus/South Hamilton     360,448  1,071,735  1,432,183   (107,458)     1998          40
OK     Sooner Road                 453,185  1,394,921  1,848,106   (246,452)     1994          40
OK     10th Street                 621,413  1,707,773  2,329,186   (231,905)     1994          40
OK     Midwest City                443,545  1,332,389  1,775,934   (239,935)     1994          40
OK     Meridian                    244,143  1,127,779  1,371,922   (198,277)     1994          40
OK     Air Depot                   347,690  1,114,440  1,462,130   (226,696)     1994          40
OK     Peoria                      540,318  1,594,462  2,134,780   (246,262)     1995          40
OK     11th & Mingo                757,054  2,300,200  3,057,254   (368,855)     1995          40
OK     Skelly                      173,331    603,737    777,068   (108,448)     1995          40
OK     Lewis                       626,512  1,822,018  2,448,530   (268,296)     1995          40
OK     Sheridan                    531,978  1,633,762  2,165,740   (260,620)     1995          40
OK     OKC/33rd Street             270,631    866,816  1,137,447   (131,872)     1996          40
OK     OKC/South Western           722,126  1,982,779  2,704,905   (203,912)     1997          40
OK     Tulsa/So Garnett Road       358,960  1,144,376  1,503,336    (86,921)     1997          40
OK     NW Expressway/Roxbury       599,660  1,935,965  2,535,625   (315,467)     1998          40
OR     Hillsboro/229th Ave       1,201,930  3,354,511  4,556,441   (400,914)     1996          40
OR     Beaverton/Murray Ave      1,090,571  3,054,363  4,144,934   (364,490)     1996          40
OR     Aloha/185th Ave           1,340,729  3,681,112  5,021,841   (426,293)     1996          40
PA     King of Prussia           1,354,359  3,812,796  5,167,155   (556,675)     1995          40
PA     Warminster                  891,048  2,830,727  3,721,775   (379,913)     1995          40

                                 Gross Amount at Close of Period
                                 --------------------------------                          Depreciable
                                                         Land &                              Life of
                                            Building &  Building  Accumulated  Year Placed  Building
State  Property Name                Land     Fixtures    Total    Depreciation in Service   Component
-----  ------------------------- ---------- ---------- ---------- ------------ ----------- -----------
PA     Allentown                    578,632  1,701,298  2,279,930    (268,869)    1995          40
PA     Bethlehem                    843,324  2,432,135  3,275,459    (374,816)    1995          40
PA     Norristown                   872,159  2,496,441  3,368,600    (319,088)    1996          40
PA     Malvern/E Lancaster        1,078,203  4,545,870  5,624,073    (297,502)    1997          40
PA     West Chester/Downington      568,490  1,652,519  2,221,009    (192,225)    1997          40
PA     Huntingdon Valley/Welsh      586,181  1,620,619  2,206,800    (129,967)    1998          40
PA     Philadelphia/Wayne Ave     1,784,728  5,071,388  6,856,116    (318,225)    1998          40
TN     SUSA Partnership L.P.     13,783,769 55,646,252 69,430,021  (6,852,998)     N/A         N/A
TN     Summer                       172,093  2,845,289  3,017,382    (937,980)    1986          40
TN     Union                        485,570  4,337,996  4,823,566    (716,761)    1987          40
TN     Memphis/Mt Moriah          1,034,883  2,714,126  3,749,009    (626,483)    1989          40
TN     Antioch/Nashville            822,125  2,459,031  3,281,156    (435,099)    1994          40
TN     Keyport (Gateway)            403,492  1,227,500  1,630,992    (208,716)    1994          40
TN     Chattanooga                  684,433  2,333,478  3,017,911    (243,917)    1995          40
TN     Memphis/Ridgeway             638,849  2,421,346  3,060,195    (304,766)    1995          40
TN     Winchester                   774,069  3,508,780  4,282,849    (238,835)    1997          40
TN     Nashville/Lebanon Pike     1,369,780  3,818,047  5,187,827    (451,198)    1996          40
TN     Nashville/Haywood            450,922  1,328,575  1,779,497    (163,130)    1996          40
TN     Nashville/Murfreesboro       723,197  2,326,647  3,049,844    (172,727)    1996          40
TN     Memphis/2939 Poplar        1,839,659  4,633,102  6,472,761    (277,112)    1997          40
TN     Nashville/Trousdale        1,441,554  4,669,840  6,111,394    (440,045)    1996          40
TN     Nashville/Murfreesboro     1,226,323  3,469,684  4,696,007    (384,058)    1996          40
TN     Nashville/Old Hickory Rd   1,275,879  3,686,545  4,962,424    (413,083)    1996          40
TN     Antioch/Bell Road            845,328  2,442,580  3,287,908    (283,552)    1996          40
TN     Franklin/Liberty Pike        848,428  3,240,885  4,089,313    (291,214)    1996          40
TN     Memphis/5675 Summer Ave      384,520  1,235,005  1,619,525    (136,081)    1997          40
TN     Memphis/4705 Winchester      426,742  1,412,713  1,839,455    (170,489)    1997          40
TN     Memphis/Madison Avenue       190,273    680,409    870,682    (109,978)    1997          40
TN     Memphis/Raleigh-LaGrange     283,689    886,123  1,169,812    (101,742)    1997          40
TN     Memphis/4175 Winchester      233,998    743,803    977,801     (93,300)    1997          40
TN     Memphis/American Way         327,439  1,125,204  1,452,643    (123,466)    1997          40
TN     Memphis/6390 Winchester      349,851  1,112,902  1,462,753    (117,353)    1997          40
TN     Collierville/W Poplar      1,122,353  2,400,984  3,523,337    (203,050)    1997          40
TN     Antioch/2757 Murfreesboro  1,341,846  3,790,772  5,132,618    (346,698)    1997          40
TN     Memphis/Shelby Oaks          450,081  1,398,913  1,848,994    (133,248)    1997          40
TN     Cordova/Autumn Creek         766,179  2,147,099  2,913,278    (180,556)    1998          40
TN     Cordova/N Germantown         996,671  2,808,255  3,804,926    (223,994)    1998          40
TN     Cordova/Moriarty Rd          684,646  1,939,837  2,624,483    (155,281)    1998          40
TN     Cordova/Germantown Pkwy    1,432,040  2,646,386  4,078,426    (158,770)    1998          40
TN     Memphis/Hickory Hill         720,000  3,751,060  4,471,060    (168,921)    1998          40
TN     Bartlett/Germantown Rd N     720,188  2,005,915  2,726,103    (109,257)    1999          40
TN     Memphis/7301 Winchester    1,023,314  2,799,641  3,822,955    (148,566)    1998          40
TN     Bartlett/6937 Stage Road     629,149  2,991,157  3,620,306     (95,857)    1999          40
TN     Memphis/Kirby Parkway        554,334  1,651,920  2,206,254     (74,062)    1999          40
TN     Memphis/Covington Way      1,005,904  2,735,890  3,741,794     (28,550)    2000          40
TX     White Settlement           1,370,978  3,435,090  4,806,068    (565,060)    1994          40
TX     Airport Freeway              616,535  2,008,159  2,624,694    (330,561)    1994          40
TX     Midway                     1,169,859  3,392,857  4,562,716    (456,050)    1994          40
TX     Dallas/Preston             1,194,744  3,284,864  4,479,608    (433,890)    1995          40
TX     Bedford                      927,520  2,629,150  3,556,670    (322,761)    1996          40
TX     Spring/I-45 North          1,114,300  3,173,015  4,287,315    (343,480)    1996          40
TX     Sugarland/Old Mill Rd        681,063  1,979,195  2,660,258    (228,416)    1996          40
TX     Dallas/N Dallas Pkwy         895,071  2,487,976  3,383,047    (260,076)    1997          40

                                      Gross Amount at Close of Period                                   Depreciable
                                 -------------------------------------------                              Life of
                                                Building &        Land &      Accumulated   Year Placed  Building
State  Property Name                 Land        Fixtures     Building Total Depreciation   in Service   Component
-----  ------------------------- ------------ --------------  -------------- -------------  ----------- -----------
TX     Alvin/Mustang Road             372,810      1,115,082       1,487,892      (161,968)    1997          40
TX     Clute/Brazos Park Drive        617,041      1,904,885       2,521,926      (163,519)    1997          40
TX     Houston/South Main           1,107,133      3,013,431       4,120,564      (237,826)    1997          40
TX     Austin/McNeil Drive            916,403      2,516,382       3,432,785      (197,304)    1998          40
TX     Plano/Wagner Way             1,043,240      2,858,360       3,901,600      (223,258)    1998          40
TX     Carrollton/W Frankford Rd      795,891      2,191,534       2,987,425      (174,056)    1998          40
TX     Pasadena/Red Bluff Rd          608,467      1,733,614       2,342,081      (148,208)    1998          40
TX     Dallas/N Central Express     1,217,617      3,368,716       4,586,333      (280,305)    1998          40
TX     Spring/Spring Stuebner         623,950      1,799,155       2,423,105      (135,668)    1998          40
TX     Addison/16280 Addison Rd     1,392,860      3,803,729       5,196,589      (209,195)    1998          40
TX     Grapevine/State Highway      1,254,651      3,418,922       4,673,573      (132,961)    1999          40
TX     Dallas/Lemmon Ave            1,211,599      3,338,342       4,549,941      (131,473)    1999          40
TX     Dallas/19211 Preston Road    1,371,378      3,739,171       5,110,549      (145,317)    1999          40
UT     Sandy                          949,065      2,661,452       3,610,517      (441,774)    1994          40
UT     West Valley                    576,248      1,649,322       2,225,570      (214,303)    1995          40
VA     Fairfax Station              1,131,884      2,352,123       3,484,007      (444,029)    1993          40
VA     Chantilly                      882,257      3,230,294       4,112,551      (479,655)    1994          40
VA     Reston                         551,285      2,522,331       3,073,616      (285,375)    1996          40
VA     Falls Church                 1,226,736      3,565,018       4,791,754      (491,085)    1995          40
VA     Willow Lawn                  2,278,761      5,545,920       7,824,681      (472,002)    1996          40
VA     Stafford/Jefferson Davis       756,323      2,149,194       2,905,517      (243,901)    1996          40
VA     Fredericksburg/Jefferson       832,246      1,908,895       2,741,141      (207,924)    1996          40
VA     Fredericksburg/Plank Rd      1,152,842      3,525,321       4,678,163      (263,529)    1996          40
VA     Alexandria/N Henry St        2,441,309      6,738,608       9,179,917      (546,752)    1997          40
VA     Falls Church/Hollywood Rd    2,225,719      6,129,274       8,354,993      (490,266)    1997          40
VA     Alexandria/Kings Centre      1,612,518      3,056,552       4,669,070      (178,891)    1998          40
VA     Fairfax/Prosperity Ave       1,132,852      3,770,404       4,903,256      (146,713)    1999          40
VA     Sterling/Woodland Rd           653,670      3,260,805       3,914,475      (126,714)    1999          40
VA     Falls Church/Seminary Rd       580,267      2,307,096       2,887,363        (1,558)    2000          40
VA     Vancouver/78th St              756,643      2,127,466       2,884,109      (254,632)    1996          40
VA     Seattle/N 130th Street       1,763,737      4,773,201       6,536,938      (121,105)    1999          40
                       -----------------------------------------------------------------------------------------
                                 $421,950,371 $1,288,774,578  $1,710,724,949 $(132,526,556)
                       -----------------------------------------------------------------------------------------
Real Estate Roll-forward
 (in thousands)

Balance at December 31, 1999                       1,670,892
       Additions during period:
        Acquisitions-other             18,883
        Development                    37,398
        Facility expansions             4,975
        Improvements and other         14,357
                        -------------------------------
                                                      75,613
       Deductions during period:
        Properties exchanged                         (35,780)
                                  -------------
Balance at December 31, 2000                       1,710,725
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