Form 10-Q
period 2001-03-31
STORAGE USA INC
filed 2001-05-15
CIK 912116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 2001
                                       or
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
         For the transition period from ______________ to ____________

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

 Common Stock, $.01 par value, 27,177,279 shares outstanding at May 1, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                Storage USA, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                  (amounts in thousands, except per share data)

                                                                     Three months           Three months
                                                                            ended                  ended
                                                                   March 31, 2001         March 31, 2000
                                                                ------------------    -------------------
Operating Revenues:
Rental and other property income                                          $66,964                $59,548
Service and other income                                                    1,543                  1,951
                                                                ------------------    -------------------

Total operating revenues                                                   68,507                 61,499
                                                                ------------------    -------------------

Operating Expenses:
Cost of property operations & maintenance                                  17,993                 15,713
Taxes                                                                       5,252                  5,187
Costs of providing services                                                 1,495                  1,285
General & administrative                                                    4,281                  2,265
Depreciation & amortization                                                 9,974                  9,193
                                                                ------------------    -------------------

Total operating expenses                                                   38,995                 33,643
                                                                ------------------    -------------------

Income from operations                                                     29,512                 27,856

Other income (expense):
Interest expense, net                                                     (12,332)               (10,677)
                                                                ------------------    -------------------

Income before minority interest                                            17,180                 17,179
  and gain on exchange

Gain on exchange of storage facilities                                          -
                                                                                                     890
                                                                ------------------    -------------------

Income before minority interest                                            17,180                 18,069

Minority interest                                                          (3,194)                (3,391)
                                                                ------------------    -------------------

Net income                                                                $13,986                $14,678
                                                                ==================    ===================

Basic net income per share                                                $  0.52                $  0.53
                                                                ==================    ===================

Diluted net income per share                                              $  0.51                $  0.53
                                                                ==================    ===================



                 See Notes to Consolidated Financial Statements

                                Storage USA, Inc.
                           Consolidated Balance Sheets
                    (amounts in thousands, except share data)


                                                                          as of                   as of
                                                                 March 31, 2001       December 31, 2000
                                                            --------------------    --------------------
                                                                    (unaudited)
Assets
Investments in storage facilities, at cost                           $1,737,591              $1,710,725
Accumulated depreciation                                               (142,581)               (132,527)
                                                            --------------------    --------------------
                                                                      1,595,010               1,578,198

Cash & cash equivalents                                                   1,605                   5,045
Advances and investments in real estate                                 137,079                 136,125
Other assets                                                             35,941                  47,402
                                                            --------------------    --------------------

     Total assets                                                    $1,769,635              $1,766,770
                                                            ===================     ====================

Liabilities & shareholders' equity
Notes payable                                                        $  600,000              $  600,000
Line of credit borrowings                                               171,848                 168,333
Mortgage notes payable                                                   66,232                  66,845
Other borrowings                                                         38,998                  38,804
Accounts payable & accrued expenses                                      29,144                  26,498
Dividends payable                                                        19,241                  18,643
Rents received in advance                                                12,916                  10,783
Deferred gain from contribution of self-storage facilities               37,175                  37,175
                                                            --------------------    --------------------

     Total liabilities                                                  975,554                 967,081
                                                            --------------------    --------------------

Minority interests
Preferred units                                                          65,000                  65,000
Common units                                                             80,101                  82,542
                                                            --------------------    --------------------

     Total minority interests                                           145,101                 147,542
                                                            --------------------    --------------------

Commitments and contingencies

Shareholders' equity:
Common stock $.01 par value, 150,000,000 shares
 authorized, 27,099,569 and 27,019,095
 shares issued and outstanding                                              271                     270
Paid-in capital                                                         729,070                 727,022
Notes receivable - officers                                             (11,301)                (11,310)
Deferred compensation
                                                                           (223)                   (252)
Accumulated deficit                                                     (15,831)                (15,831)
Distributions in excess of net income                                   (53,006)                (47,752)
                                                            --------------------    --------------------

     Total shareholders' equity                                         648,980                 652,147
                                                            --------------------    --------------------

     Total liabilities & shareholders' equity                        $1,769,635              $1,766,770
                                                            ====================    ====================

                 See Notes to Consolidated Financial Statements

                                Storage USA, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (amounts in thousands)

                                                                       Three months        Three months
                                                                              ended               ended
                                                                     March 31, 2001      March 31, 2000
                                                                 ---------------------------------------
Operating activities:                                                    $   13,986          $   14,678
Net income

Adjustments to reconcile net income to net cash provided
by operating activities:
     Depreciation and amortization                                            9,974               9,193
     Minority interest                                                        3,194               3,391
     Gain on exchange of self-storage facilities                                  -               (890)
     Changes in assets and liabilities:
          Other assets                                                        4,343              (2,206)
          Other liabilities                                                   3,002               1,404
                                                                 ---------------------------------------
Net cash provided by operating activities                                    34,499              25,570
                                                                 =======================================

Investing activities:
Acquisition and improvements of storage facilities                           (7,587)             (4,263)
Proceeds from sale/exchange of storage facilities                                 -              21,350
Development of storage facilities                                            (7,671)            (10,414)
Advances and investments in real estate                                      (6,961)            (10,330)
Proceeds from liquidation and distributions from advances
  and investments in real estate                                              8,282               2,013
Issuances of notes receivable                                                   (26)                (92)
Payments on notes receivable                                                  5,171               2,022
                                                                 ---------------------------------------
Net cash (used in)/provided by  investing activities                         (8,792)                286
                                                                 =======================================

Financing activities:
Net (repayments)/borrowings under line of credit                             (6,485)              3,182
Mortgage principal payments                                                    (341)               (313)
Other borrowings principal payments/payoffs                                    (100)               (100)
Cash dividends                                                              (18,643)            (18,831)
Preferred unit dividends                                                     (1,442)             (1,442)
Repurchase of common stock                                                        -              (6,153)
Payments on notes receivable - officers                                           9                  43
Distribution to minority interests                                           (2,304)             (2,491)
Other financing transactions - net                                              159                 107
                                                                 ---------------------------------------
Net cash used in financing activities                                       (29,147)            (25,998)
                                                                 =======================================

Net decrease in cash and equivalents                                         (3,440)               (142)
Cash and equivalents, beginning of period                                     5,045               1,699
                                                                 ---------------------------------------
Cash and equivalents, end of period                                      $    1,605          $    1,557
                                                                 =======================================
Supplemental schedule of non-cash activities:
 Common Stock issued in exchange for notes receivable                    $        -          $       57
 Equity share of joint venture received for
   disposition of assets                                                          -               6,526
 Note received in consideration for undepreciated land sold                       -               2,200
 Partnership Units exchanged for shares of common stock                       2,815               5,604
                                                                 =======================================



                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


1.       Unaudited Interim Financial Statements

         References to the Company include Storage USA, Inc. ("the REIT") and SUSA Partnership, L.P. (the "Partnership"), its principal operating subsidiary. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.       Organization

         Storage USA, Inc. (the "Company") a Tennessee corporation, was formed in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. The Company is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through SUSA Partnership, L.P. (the "Partnership"). Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At March 31, 2001 and December 31, 2000, respectively, the Company owned approximately 89.0% and 88.8% of the partnership interest in the Partnership.

         In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. From the initial inception of Franchise until December 31, 2000, the Partnership owned 100% of its non-voting common stock, and accounted for Franchise under the equity method. The Partnership included its 97.5% share of the profit or loss of Franchise in Service and Other Income as part of income from equity investments, and its share of the net assets of Franchise in Other Assets. On January 2, 2001, the Company acquired all of the outstanding voting stock of Franchise for total consideration of $203 thousand. The voting stock was acquired from the Company's Chief Executive Officer and President in a Board approved transaction. Accordingly, commencing in 2001, the Company consolidates Franchise for accounting purposes. Also effective as of the beginning of the year was the Company's election of Franchise as a taxable REIT subsidiary under the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999.

3.       Summary of Significant Accounting Policies

         Rental and Other Property Income
         Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Below is a summary of first quarter rental and other property income:

                                                         Three months        Three months
                                                                ended               ended
                                                       March 31, 2001      March 31, 2000
         ---------------------------------------------------------------------------------
         (in thousands)
         Rental Income:                                   $    65,904         $    58,446
         Other property specific income:                        1,060               1,102
                                                    --------------------------------------
            Rental and other property income              $    66,964         $    59,548
                                                    ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2001


         Service and Other Income
         Service and other income consists of revenue derived from providing services to third parties and related joint ventures and the Company's proportionate share of the net income of equity investments, including joint ventures. The services provided by the Company include the management of self-storage facilities, general contractor, development and acquisition services provided to the GE Capital Corp Development and Acquisition Ventures ("GE Capital Ventures"), and services provided by Franchise Corp. With the January 1, 2001 implementation of the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act"), taxable REIT subsidiaries gained the ability to provide "non-customary" services to tenants. Accordingly, one of the services now being provided by Franchise Corp. is the offering to the Company's customers direct access to tenant insurance, which insures their goods against described perils. With the consolidation of Franchise, first quarter 2001 tenant insurance income plus royalty fees from franchisees are included in Franchise services income. Below is a summary of first quarter service and other income:

                                                       Three months          Three months
                                                              ended                 ended
                                                     March 31, 2001        March 31, 2000
         ---------------------------------------------------------------------------------
         (in thousands)
         Management fees                                  $     855             $     612
         Acquisition, Development and
           General Contractor fees                              165                   993

         Franchise services income                              772                     -

          Income (loss) from Equity Investments                (249)                  346
                                                  ----------------------------------------
            Total service and other income:               $   1,543             $   1,951
                                                  ========================================


         Interest Expense, net
         Interest income and expense are netted together and the breakout of income and expense is as follows:

                                                     Three months            Three months
                                                            ended                   ended
                                                   March 31, 2001          March 31, 2000
         ---------------------------------------------------------------------------------
         (in thousands)
         Interest expense                              $   15,408              $   14,016
         Interest income                                   (3,076)                 (3,339)
                                                ------------------------------------------
           Net interest expense                        $   12,332              $   10,677
                                                ==========================================



         Reclassifications
         Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or shareholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2001


4.       Investment in Storage Facilities

         Investments in storage facilities consisted of the following at March 31, 2001 and December 31, 2000:

                                                           March 31, 2001      December 31, 2000
         ----------------------------------------------------------------------------------------
         (in thousands)
         Land                                                $    419,628           $    418,507
         Buildings and improvements                             1,209,123              1,197,701
         Tenant improvements                                        8,886                  7,338
         Furniture, fixtures and equipment                         44,484                 42,525
         Development in progress, including land                   55,470                 44,654
                                                      -------------------------------------------
         Total                                                  1,737,591              1,710,725
         Less: accumulated depreciation                          (142,581)              (132,527)
                                                      -------------------------------------------
                                                             $  1,595,010           $  1,578,198
                                                      ===========================================



         The preceding cost balances include facilities acquired through capital leases of $31.5 million at March 31, 2001 and December 31, 2000. Also included above are $25.3 million at March 31, 2001 and $22.8 at December 31, 2000 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $1.6 million at March 31, 2001 and $1.4 million at December 31, 2000.

         The Company acquired one self-storage facility for $4.6 million during the first quarter. The Company also opened one developed facility in the first quarter at a total cost of approximately $6.4 million.

5.       Advances and Investments in Real Estate

         Advances and investments in real estate consisted of the following at March 31, 2001 and December 31, 2000:

                                                    March 31, 2001     December 31, 2000
         --------------------------------------------------------------------------------
         (in thousands)
         Advances to franchisees:                       $  110,661           $   113,272
         Fidelity joint venture:                              (400)                 (300)
         GE joint ventures:                                 26,027                20,758
         Other joint ventures:                                 791                 2,395
                                                 ----------------------------------------
           Total advances & investments                 $  137,079           $   136,125
                                                 ========================================


         Advances

         As of March 31, 2001 and December 31, 2000, $110.7 million and $113.3 million respectively of advances had been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. The loans are collateralized by the property.

         Joint Ventures

         Fidelity Venture
         On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company contributed 32 self-storage facilities with a fair value of $144.0 million to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131.0 million. The Company accounts for its investment in the Fidelity Venture under the equity method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2001


         The Company recognized $328 thousand in equity earnings from the Fidelity Venture and $350 thousand in management fees for operating the venture's properties in the first quarter of 2001, compared to $272 thousand and $323 thousand, respectively, in the first quarter of 2000. As of March 31, 2001 and December 31, 2000, the Company had recorded negative investment balances in the Fidelity Venture of $400 and $300 thousand, respectively. The following table summarizes certain financial information related to the Fidelity Venture:

                                               Three months       Three months
                                                      ended              ended
                                             March 31, 2001     March 31, 2000
         ----------------------------------------------------------------------
         (in thousands)
         Income Statement:
         Property revenues                         $  5,828           $  5,349
         Property expenses                            2,007              1,859
         Net Operating Income                         3,821              3,490
         Net income                                   1,313              1,087
         Balance Sheet:
         Total assets                              $146,456           $149,235
         Total debt                                  91,306             92,655



         GE Capital Ventures
         On December 1, 1999, the Company formed two joint ventures with GE Capital providing for a total investment capacity of $400 million for acquisitions and development of self-storage facilities. The Company has a 25% interest in the $160 million Development Venture and a 16.7% interest in the $240 million Acquisition Venture. All of the properties acquired and developed by the ventures are operated by Storage USA under a management contract. In addition to the property management, Storage USA provides certain fee-based services for the ventures, including identifying suitable development and acquisition opportunities and general contractor services. The Company accounts for these joint ventures under the equity method of accounting.

         We transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company's total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of March 31, 2001, six properties were open and operating and three remained in design and construction within the Development Venture. During the first quarter of 2001, the Acquisition Venture acquired two properties and leasehold interests in five others for a cost of approximately $23.3 million, bringing the total number of operating properties within the Venture to 13 as of March 31, 2001. Of the properties acquired during the first quarter of 2001, six are located in the Boston metropolitan area and one is located in Northern New Jersey.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2001


         The Company has recognized certain fees related to the GE Capital Ventures as summarized below. The 2000 totals reflect fees generated by the initial transfer of the nine development projects to the Development Venture.

                                                    Three months        Three months
                                                           ended               ended
                                                  March 31, 2001      March 31, 2000
         ----------------------------------------------------------------------------
         (in thousands)
         Acquisition, Development and
           General Contractor fees                       $   291             $   993
         Management fees                                     163                   -
                                                -------------------------------------
            Total service and other income:              $   454             $   993
                                                =====================================


         The Company has recognized a $140 thousand loss in equity earnings from the GE Capital Ventures for the first quarter. The Company has also recognized $89 thousand in amortization expense for the three months ended March 31, 2001 for costs relating to the amortization of the difference between the Company's cost and the underlying equity in the Ventures' net assets. As of March 31, 2001 and December 31, 2000, the Company had combined recorded investments of $26.0 million and $20.8 million, respectively, in the GE Capital Ventures. The following table summarizes certain financial information related to the Ventures for the quarter ended March 31, 2001. There are no comparable amounts available for the same period in 2000 due to the timing of the formation of the ventures, as noted above.


                                           Development       Acquisition
                                               Venture           Venture             Total
         ----------------------------------------------------------------------------------
         (in thousands)
         Income Statement:
         Property revenues                   $     361          $  2,242         $   2,603
         Property expenses                         478             1,106             1,584
         Net Operating Income                     (118)            1,136             1,018
         Net income                               (667)              162              (505)
         Balance Sheet:
         Total assets                        $  45,040          $ 74,959         $ 119,999
         Total third party debt                 21,395            15,143            36,535


         Other Ventures
         SUSA Partnership has equity interests in several single facility joint ventures. Franchise has equity interests in a number of franchisee joint ventures which are now included in advances and investments in real estate. Prior to the first quarter of 2001, these equity interests were included in Other Assets as part of the Company's recording of its share of the overall net assets of Franchise.

         The decline in Other Ventures from $2.4 million at December 31, 2000 to $791 thousand at March 31, 2001 is primarily due to the consolidation of Franchise and the related inclusion of its equity interest in franchisee properties as described above.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2001


6.       Other Assets

                                                                     As of                 As of
                                                            March 31, 2001     December 31, 2000
         ----------------------------------------------------------------------------------------
         (in thousands)
         Deposits                                               $    3,490            $    4,449
         Accounts receivable                                         3,733                 4,192
         Mortgages receivable                                          567                 4,019
         Notes receivable                                            3,445                 6,389
         Other receivables                                           9,906                 8,237
         Advancements and investments in Franchise                       -                 9,464
         Deferred costs of issuances of unsecured notes
         (net of amortization)                                       7,936                 8,291
         Other                                                       6,864                 2,361
                                                           --------------------------------------
         Total Other Assets                                     $   35,941            $   47,402
                                                           --------------------------------------


7.       Lines of Credit, Mortgages Payable, and Other Borrowings

         SUSA Partnership can borrow under a $200 million line of credit with a group of commercial banks and under a $40 million line of credit with a commercial bank. Franchise can borrow under a $10 million line of credit with a commercial bank. The lines bear interest at various spreads of LIBOR. The following table lists additional information about the lines of credit.

         Line of Credit Borrowings
         As of March 31, 2001            SUSA Partnership        Franchise
         ------------------------------------------------------------------
         (in thousands)
         Total lines of credit            $     240,000           $10,000
         Borrowings outstanding           $     168,848            10,000
         Weighted average daily interest
             rate year-to-date                     7.17%             7.14%

         The Company from time to time assumes mortgages on facilities acquired. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. The following table provides information about the mortgages:

         Mortgage Notes Payable
         as of March 31, 2001            Face Amount            Franchise
         -----------------------------------------------------------------
         (in thousands)
         Fixed rate                        $  55,841            2000-2021
         Variable rate                         5,194            2006-2016
                                      ------------------------------------
                                           $  61,035
         Premiums                              5,197
                                      ---------------
         Mortgage notes payable            $  66,232
                                      ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2001


         The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings.

         Other Borrowings
         as of March 31, 2001            Face Amount       Carry Value       Imputed Rate
         ---------------------------------------------------------------------------------
         (in thousands)
         Non-interest bearing notes        $   5,150          $  4,986              7.50%
         Deferred units                       11,000            10,180              7.50%
         Capital Leases                            -            23,832              7.50%
                                      ----------------------------------------------------
                                           $  16,150          $ 38,998
                                      =================================

         During the three months ended March 31, 2001, total interest paid on all debt was $12.7 million and total interest capitalized for construction costs was $1.1 million.

8.       Income per Share

         Basic and diluted income per share is calculated as presented in the following table:

                                                                     Three months          Three months
                                                                            ended                 ended
                                                                   March 31, 2001        March 31, 2000
           ---------------------------------------------------------------------------------------------
         (in thousands except per share data)
         Basic net income per share:
           Net income                                                  $   13,986            $   14,678
           Basic weighted average
             common shares outstanding                                     27,075                27,850
                                                               -----------------------------------------
           Basic net income per share                                  $     0.52            $     0.53
                                                               -----------------------------------------

         Diluted net income per share:
           Net income                                                  $   13,986            $   14,678
           Minority interest relating to limited
             partners of the Partnership                                    1,732                 1,905
                                                               -----------------------------------------
           Net income before minority interest relating
             to limited partners of the Partnership                    $   15,718            $   16,583

           Basic weighted average
             common shares outstanding                                     27,075                27,850
           Weighted average Partnership Units
             outstanding                                                    3,367                 3,538
           Basic weighted average common shares
             and partnership units outstanding                             30,442                31,388
           Dilutive effect of stock options                                   214                    53
                                                               -----------------------------------------
           Diluted weighted average common shares
             and partnership units outstanding                             30,656                31,441
                                                               -----------------------------------------
           Diluted net income per share                                $     0.51            $     0.53
                                                               =========================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                 March 31, 2001


9.       Commitments

         As of March 31, 2001, the Company is committed to advance an additional $4.9 million to franchisees of Franchise for the construction of self-storage facilities. These advances are collateralized by the facility. The Company is a limited guarantor on $6.0 of loan commitments made by third party lenders to franchisees of Franchise. This entire amount has been funded as of March 31, 2001.


10.      Subsequent Events

         On April 26, 2001, the Company opened a newly developed facility in Santa Rosa, California at an approximate cost of $5.9 million. The Company has entered into no further property acquisition contracts to date.

11.      Legal Proceedings


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

         While the ultimate resolution of the cases discussed above will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable and quantifiable, the results of operations in such period could be materially affected.

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

Overview

As of March 31, 2001, we owned, managed and franchised 543 facilities containing
36.5 million square feet in 32 states and the District of Columbia.

Internal Growth

The following table compares Same-Store Facilities (362 properties owned since January 1, 2000) for the first quarter of 2001 and 2000. Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.

                                           Quarter Ended         Quarter Ended
Same-Store Results                        March 31, 2001        March 31, 2000       Growth %
----------------------------------------------------------------------------------------------
(amounts in thousands except occupancy and per square foot figures)
Revenues                                       $  60,009            $   55,237           8.6%

Expenses
Operating Expenses                                11,510                10,575           8.8%
Property Tax & Other                               6,393                 6,166           3.7%
                                        ------------------------------------------------------
Total Expenses                                    17,903                16,741           6.9%
                                        ------------------------------------------------------
Net Operating Income                           $  42,106            $   38,496           9.4%
                                        ======================================================

Physical Occupancy                                    84%                   83%
Scheduled Rent per Square Foot                 $   12.46            $    11.92           4.5%
Realized Rent per Square Foot                  $   11.30            $    10.51           7.5%

o Our Same-Store Facilities achieved 9.4% NOI growth in the first quarter of 2001 as compared to the first quarter of 2000. The growth resulted from revenue increases of 8.6%, offset by expense growth of 6.9%. We do not believe that our first quarter Same-Store NOI growth is sustainable and are estimating that it will moderate during the remaining quarters of 2001 to a rate of 5.5% to 6.5%.
o Three factors contributed to the revenue increase of 8.6% for the first quarter of 2001 as compared to the first quarter of 2000: a physical occupancy increase from 83% to 84%; an increase in scheduled rent per square foot of 4.5%; and a significant decrease in discounts granted to tenants. Discounts were $1.3 million less in the first quarter of 2001 for Same-Store facilities, and were largely responsible for the additional increase in realized rent per square foot, 7.5%, versus scheduled rent per square feet, 4.5%.
o Our operating expenses grew 8.8% as compared to the first quarter of 2000 due to increases in utilities, health insurance and snow removal costs. Meanwhile, property tax and other expenses grew 3.7% as compared to the first quarter of 2000 due primarily to increased property and liability insurance premiums.

The following table lists changes in the 10 largest same-store markets on a rent per square foot basis and occupied square foot basis and the resulting change in net rental income for the first quarter 2001 over the first quarter 2000. The largest 10 markets in total represent 68.5% of the same-store NOI.

                                                                            ---------------------------------------
                                                                               Quarter Ended March 31, 2001 vs.
                                                                                 Quarter Ended March 31, 2000
                                                                            ---------------------------------------
                                                                        %             %            %             %
                                                      Number     of Total     Change in    Change in     Change in
                                                          of   Same-Store    Net Rental     Realized      Occupied
Market                                             Facilities         NOI     Income(1)      RPSF(2)       Sq. Ft.
-------------------------------------------------------------------------------------------------------------------
Los Angeles-Riverside-Orange County, CA                   47        17.7%         10.0%         9.9%          0.0%
New York-Northern New Jersey-Long Island                  31        16.7%          8.4%         9.0%         (0.6%)
Washington-Baltimore, DC-MD-VA-WV                         22         9.7%         10.0%         7.8%          2.0%
Miami-Fort Lauderdale, FL                                 15         6.1%          8.1%         2.7%          5.3%
Philadelphia-Wilmington-Atlantic City, PA-NJ              14         3.4%          3.9%         5.8%         (1.9%)
Dallas-Fort Worth, TX                                     12         3.3%          9.6%        10.1%         (0.5%)
San Francisco-Oakland-San Jose, CA                         9         3.2%          9.2%         8.1%          1.1%
Memphis, TN                                               21         2.9%          3.9%         5.6%         (1.6%)
Phoenix-Mesa, AZ                                          15         2.9%          1.5%         2.4%         (0.9%)
Detroit, Ann Arbor-Flint, MI                              11         2.6%          7.3%         8.5%         (1.1%)


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

On-Balance Sheet

Within Storage USA, we acquired one self-storage facility during the first quarter of 2001. The facility is located in the St. Louis, Missouri market, contains 61 thousand square feet, and required a total investment of approximately $4.6 million. We anticipate limited acquisition activity within the REIT for the remainder of 2001.

From a development and expansion perspective, we opened one newly developed facility within the REIT during the first quarter, producing a total of 79 thousand rentable square feet at a total cost of approximately $6.4 million. We also completed the expansion of one facility at a cost of approximately $987 thousand, adding an additional 18 thousand square feet. We plan to continue the development of five new facilities within the REIT. The following chart summarizes the details of these five projects as well as our expansion projects under construction or in construction planning as of March 31, 2001:

                                            # of       Square       Expected     Investment       Remaining
                                      Properties         Feet     Investment        to Date      Investment
------------------------------------------------------------------------------------------------------------
(amounts in thousands except for number of facilities)
Total development in process                   5          479       $ 42,690       $ 33,313       $   9,377
Total expansions in process                   19          435         33,752         10,837          22,915
                                      ----------------------------------------------------------------------
Total                                         24          914       $ 76,442       $ 44,150       $  32,292
                                      ======================================================================

The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.


                          ----------------------------------------------------------------------------------
                           2nd Qtr 01   3rd Qtr 01   4th Qtr 01      1st Qtr 02    Thereafter         Total
                          ----------------------------------------------------------------------------------
(amounts in thousands)
Development                  $ 22,652      $     -     $  5,438        $ 14,600       $     -      $ 42,690
Expansions                      2,393        8,841       10,471           5,052         6,995        33,752
                          ----------------------------------------------------------------------------------
Total                        $ 25,045      $ 8,841     $ 15,909        $ 19,652       $ 6,995      $ 76,442
                          ==================================================================================

Off-Balance Sheet Ventures


As of March 31, 2001, the GE Capital Development Venture discussed in previous filings had invested $45.0 million, $8.5 million of which represents our advances and investments. Six properties are open and operating and three properties remain in design and construction.

During the first quarter of 2001, the GE Capital Acquisition Venture acquired two properties and leasehold interests in five others for a cost of approximately $23.3 million. Six of the properties are located in the Boston metropolitan area and one is located in Northern New Jersey. The GE Acquisition Venture had invested a total of $75.0 million as of March 31, 2001, $17.5 million of which was funded through our advances and investments.

Other Initiatives

Commencing May 1, 2000, we began offering our customers direct access to tenant insurance, allowing them the ability to insure their stored goods against described perils. The net profits from the premiums written during 2000 accrued to the benefit of a charitable trust we established. With the January 1, 2001 implementation of the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act"), taxable REIT subsidiaries gained the ability to provide certain "non-customary" services to tenants. Accordingly, tenant insurance is now being provided as a service to Storage USA tenants through Franchise Corp., which is in turn recording the revenues and associated expenses.

Results of Operations

The following table reflects the profit and loss statement for the three months ended March 31, 2001 and March 31, 2000 based on a percentage of total revenues and is used in the discussion that follows:

                                       Three months ended
                                           March 31,
                                           2001        2000
------------------------------------------------------------

Revenue
Rental and other property income          97.7%       96.8%
Service and other income                   2.3%        3.2%
                                     -----------------------
Total Income                             100.0%      100.0%
                                     -----------------------

Expenses
Property operations                       26.3%       25.6%
Taxes                                      7.7%        8.4%
Cost of Providing Services                 2.2%        2.1%
General and administrative                 6.2%        3.7%


Rental and other property income increased $7.4 million, or 12.5% in the quarter ended March 31, 2001 compared to the same period in 2000. The primary contributors to the rise in rental and other property income are summarized in the table below.


Rental Income Growth in 2001 over 2000 for comparable periods ended March 31
(in thousands)
Prior year acquisitions                                       $    425
Prior year developments                                            415
Same-store facilities                                            4,772
Current year acquisitions                                           37
Current year developments                                            -
Dispositions                                                       (45)
Other                                                            1,812
                                                         --------------
                                                              $  7,416
                                                         --------------



The largest contributor to the first quarter 2001 increase in rental and other property income was the Same-Store group of properties. This was due to an increase in realized rent per square foot of 7.5%, from $10.51 to $11.30, between March 31, 2000 and 2001, coupled with a physical occupancy increase from 83% to 84%. Rental and other property income from our single first quarter acquisition yielded another $37 thousand in revenue growth. Timing of 2000 acquisitions and the opening of 2000 developments produced corresponding rental and other property income growth of $425 thousand and $415 thousand; timing of 2000 dispositions produced a reduction of $45 thousand. Growth in rental and other property income also occurred due to occupancy increases at our facilities currently in lease-up (including expansions and pre-2000 developments), a total of $1.8 million.

Service and other income decreased by $408 thousand from the first quarter of 2000 to the same period in 2001. It also decreased as a percentage of revenue: from 3.2% in first quarter 2000 to 2.3% in the same period in 2001. The main contributor to the decrease, $827 thousand, was a reduction in total fees received from the GE Capital Ventures. This was due to timing. Acquisition fees rose between the periods as there was no acquisition activity in the first quarter of 2000. General contractor and development fees decreased as 2000's fees reflected those accrued on the nine projects transferred to the GE Capital Development Venture. Income from equity investments also decreased $595 thousand due to the timing of the GE Capital Ventures, with equity losses recorded from the Development Venture during the first quarter of 2001 without corresponding activity during the first quarter of 2000, combined with increases in losses recognized on equity participations in franchised facilities. The preceding decreases were partially offset by growth in management fees and Franchise service income. Management fees increased $243 thousand due to an increased number of managed and franchised facilities paying fees to us. There were 108 such properties as of March 31, 2000, versus 132 as of March 31, 2001. Franchise services income, which includes both tenant insurance income and franchise royalty revenue, increased $772 thousand due to no comparable activity in 2000, as the recognition of tenant insurance income and the consolidation of Franchise activity did not commence until January 1, 2001. Below is a summary of first quarter service income:


                                            Three months         Three months
                                                   ended                ended
                                          March 31, 2001       March 31, 2000
------------------------------------------------------------------------------
(in thousands)
Management fees                                 $    855             $    612
Acquisition, Development and
  General Contractor fees                            165                  993
Franchise services income                            772                    -
(Loss)/Income from Equity Investments               (249)                 346
                                       ---------------------------------------
   Total service and other income:              $  1,543             $  1,951
                                       =======================================


As a percentage of revenues, cost of property operations and maintenance increased from the first quarter of 2000 to 2001, 25.6% to 26.3%. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This was generally the case here, except for a few notable exceptions. Severe weather conditions in a number of markets plus escalating energy costs produced a large increase in utilities expense from 2000 to 2001. The initial harsh winter months also produced a significant increase in snow removal expense. Health insurance expense also experienced growth, due to increased claims and number of participating employees. We believe the growing costs are a national trend, which we expect will continue. We estimate a 15% to 20% increase in total health insurance costs for 2001. First quarter 2001 property and liability insurance costs were also significantly higher than in 2000. Effective July 1, 2000, higher premiums went into effect relating to our renewal of this coverage for the policy period July 1, 2000 through June 30, 2001. We expect these premiums to increase again from 20% to 30% upon our 2001 renewal.

Tax expense as a percentage of revenues was 7.7% for the first quarter of 2001 compared to 8.4% for the same period 2000. Tax expense as a percentage of revenues tends to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth.

Costs of providing services increased from $1.3 million in the first quarter of 2000 to $1.5 million in the same period in 2001, and increased as a percentage of revenues from 2.1% to 2.2%. This was due primarily to timing related to the GE Capital Acquisition Venture. No acquisitions were completed by the venture in the first quarter of 2000, compared to six in the same period in 2001. Associated acquisition costs mirrored this activity. The costs of providing management services also increased from 2000 to 2001, as 24 additional managed properties were added to the Storage USA system between March 31 of 2000 and 2001. Additionally, we recorded costs associated with the tenant insurance initiative in the first quarter of 2001 compared to no corresponding expenses in the prior year.

General and administrative expenses ("G&A") as a percentage of revenues increased from 3.7% in the first quarter of 2000 to 6.2% for the same period of 2001. This was indicative of a G&A expense increase from $2.3 to $4.3 million between the two periods. Contributing substantially to this G&A growth was the rent expense increase we experienced in relocating the Memphis, TN corporate offices in October of 2000. Legal fees increased significantly due to efforts associated with the cases discussed in the "Legal Proceedings" section and in previous filings. Higher management bonus accruals during the first quarter of 2001 also impacted G&A growth between the two periods. Total G&A expenses also grew approximately $400 thousand due to the inclusion of Franchise costs, as the accounting treatment for Franchise changed from the equity method to consolidation in January 2001.

Depreciation and amortization expense increased from $9.2 million in the first quarter of 2000 to $10.0 million for the same period in 2001. This was due to a $83.2 million increase in depreciable assets since March 31, 2000, $7.7 million of which was attributable to the consolidation of Franchise.

Interest income and expense are netted together and the breakout of income and expense is as follows:

                                      Three months         Three months
                                             ended                ended
                                    March 31, 2001       March 31, 2000
------------------------------------------------------------------------
(in thousands)
Interest expense                        $   15,408           $   14,016
Interest income                            (3,076)              (3,339)
                                ----------------------------------------
  Net interest expense                  $   12,332           $   10,677
                                ========================================


Interest expense grew from $14.0 million in the first quarter of 2000 to $15.4 million during the same period in 2001. The interest expense increase was primarily from the sources listed in the table below and was offset by capitalized interest of $1.1 million in the first quarter of 2001 and $1.4 million in the first quarter of 2000.

                                               Three months ended March 31,
                               -------------------------------------------------------------
                                            2001                          2000
                               -------------------------------------------------------------
                                    Weighted         Weighted      Weighted        Weighted
                                     Average          Average       Average         Average
Debt                               Borrowing    Interest Rate     Borrowing   Interest Rate
--------------------------------------------------------------------------------------------
Notes payable                       $600,000            7.37%      $600,000           7.37%
Lines of credit                      177,546            7.17%       128,410           7.23%
Mortgages payable                     66,539            7.50%        69,877           7.50%
Leases & other borrowings             38,901            7.50%        42,621           7.50%


Interest income decreased $263 thousand, from $3.3 million in the first quarter of 2000 to $3.1 million in the same period in 2001. The overall decreases in advances to franchisees and the decline of interest rates on those loans, reflecting the change in the prime rate during the first quarter of 2001, were the primary causes of the reduction in interest income. On March 31, 2000, advances to franchisees totaled $121.6 million, compared to $110.7 million on March 31, 2001.

We recorded an $890 thousand gain on the sale of storage facilities in the first quarter of 2000, due to the sale of two Columbus, Indiana storage facilities and a non-operating development project in White Marsh, Maryland. No dispositions occurred in the first quarter of 2001.

Minority interest expense represents the portion of income allocable to holders of limited partnership interest in the Partnership ("Units") and distributions payable to holders of preferred units. Minority interest expense decreased to $3.2 million in the first quarter of 2001, a reduction of $197 thousand, or 5.8% from the same period in 2000. This was due to the decrease in net income between the two periods, as well as a decrease in weighted average Partnership Units outstanding, from 3.5 million at March 31, 2000 to 3.4 million at March 31, 2001.


Liquidity and Capital Resources

Cash provided by operating activities was $34.5 million during the three months ended March 31, 2001 as compared to $25.6 million during the same period in 2000. Significant items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

We invested $7.6 million in the first quarter ending March 31, 2001 in the acquisition and improvement of self-storage facilities compared to $4.3 million during the same period in 2000. $4.6 million of the $7.6 million for 2001 reflects our single first quarter acquisition in the St. Louis, Missouri market, with the remaining $3.0 million representing improvements. For 2000, the entirety of the $4.3 million investment represents improvements, as no self-storage facilities were acquired. In the first quarter of 2001, there were no sales or exchanges of storage facilities. This contrasts sharply with the $21.4 million in proceeds received from dispositions in the first quarter of 2000. In 2000, we received $1.0 million in cash proceeds from the sale of two self-storage facilities in Indiana, $19.9 from the transfer of nine development projects to the GE Capital Development Venture, and $463 thousand from the sale of another non-operating development project to a franchisee. For the GE Capital transaction, we also received a $6.5 million interest in the venture, representing 25%. In the transaction involving the single development project, we accepted a $2.2 million note and received the balance of the sales price in cash.

In addition to improvements, we invested $7.7 million in the first three months of 2001 and $10.4 million in the first three months of 2000 for development and construction of self-storage facilities. There were 5 newly developed facilities and 19 expansions of existing facilities in process with $44.2 million cumulative invested at March 31, 2001. The total budget for these facilities is $76.4 million, of which $32.2 million remains to be invested. We also invested $7.0 million in advances and investments in real estate during the first three months of 2001, compared to $10.3 million one year ago. In 2001, we have invested $4.7 million in cash in the GE Capital Ventures, and provided $2.3 million in financing to franchisees of Franchise. Proceeds were also received from certain franchisees, as two repaid their loans during the period, generating $6.9 million in cash. We also received $1.4 million in distributions from joint ventures. We have $4.9 million of loan commitments to franchisees to fund as of March 31, 2001. Additionally, we expect to invest approximately $7.6 million as part of our required equity contributions in the GE Capital joint ventures during the remainder of 2001.

Sometimes we acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of our common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At March 31, 2001 we had 3.3 million Units outstanding, of which the following Units were redeemable:

o 82 thousand Units for an amount equal to the fair market value ($2.7 million, based upon a price per Unit of $32.58 at March 31, 2001) payable in cash or, at our option, by a promissory note payable in quarterly installments over two years with interest at the prime rate.
o 3.3 million Units for amounts equal to the fair market value ($106.3 million, based upon a price per Unit of $32.58 at March 31, 2001) payable by us in cash or, at our option, in shares of our common stock at the initial exchange ratio of one share for each Unit.

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

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At March 31, 2001, we can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depository shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. Our lines of credit bear interest at various spreads over LIBOR. We had net repayments in the three months ended March 31, 2001 of $6.5 million. For the same period in 2000, net borrowings totaled $3.2 million. We currently have a $200 million unsecured revolving credit line with a group of commercial banks, bearing interest at a spread of 120 basis points over LIBOR, based on our current debt rating, which matures in May of 2002. We also have a $40 million line of credit with a commercial bank. The line bears interest at spread over LIBOR, matures on July 1, 2001, and is renewable at that time. Additionally, in December of 2000, Franchise closed on a $10 million unsecured line of credit with a commercial bank, which bears interest at a spread over LIBOR, matures on December 29, 2001 and is renewable at that time. Franchise is fully drawn on the line as of March 31, 2001.

We paid approximately $18.6 million in dividends during the first three months of 2001, compared to $18.8 million for the same period in 2000. The decrease between the two periods was primarily due a reduction in the number of shares outstanding, reflecting our 1999-2000 stock repurchase initiative. There were
27.0 million shares outstanding as of Janaury 1, 2001 compared to 27.9 million shares at January 1, 2000. This more than offset the increase of 3% in the dividend rate between the two periods. Preferred unit dividends remained constant at $1.4 million for the quarters ended March 31, 2001 and 2000, as the number of units and rate remained unchanged. Distributions to minority interests decreased from $2.5 million in the first quarter of 2000 to $2.3 million in 2001, mainly due to a reduction in total Partnership units outstanding. There were 3.7 million Partnership units outstanding at the beginning of 2000, compared to 3.4 million at the beginning of 2001. Again, there was a 3% rate increase, corresponding to dividends, but this was more than offset by the decrease in Partnership units outstanding.

As noted previously, in December of 1999, we authorized a plan to repurchase up to 5% of our common shares outstanding and in the third quarter of 2000, we completed that repurchase program. During the first quarter of 2000, we repurchased 204 thousand shares at a cost of $6.2 million.

We expect to incur approximately $5.1 million for scheduled maintenance and repairs during 2001 and approximately $6.2 million to conform facilities acquired from 1994 to 2000 to our standards, of which a combined $786 thousand has been incurred to date.

We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, equity commitments of the GE Capital Joint Ventures, dividend and distribution requirements, and scheduled property related capital expenditures. Additionally, no significant maturities are scheduled under any of our borrowings until 2003.


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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit. If interest rates increased by 25 basis points, our interest expense for the three months ended March 31,2001 would have increased by approximately $99 thousand, based on average outstanding balances during that period.


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

The following table illustrates the components of our FFO for the three months ended March 31, 2001 and March 31, 2000:

                                                                  Three Months       Three Months
Funds from Operations Attributable                                       Ended              Ended
to Company Shareholders:                                        March 31, 2001     March 31, 2000
--------------------------------------------------------------------------------------------------
(in thousands)

Net Income                                                            $ 13,986           $ 14,678
Loss/(Gain) on Sale of Assets*                                               -              (595)
Depreciation & Amortization                                              9,974              9,193
Depreciation from Unconsolidated Entities                                  448                153
Less Depreciation of Non-Revenue Producing Property                     (1,111)              (914)
                                                             ------------------  -----------------

                                                                      $ 23,297           $ 22,515

Minority Interest Share of Loss/(Gain) on Sale                               -                 67
Minority Interest Share of Depreciation &
  Amortization from Unconsolidated Entities                                (49)               (17)
Minority Interest Share of Depreciation &
  Amortization                                                            (984)              (933)
                                                             ------------------  -----------------
FFO Available to Company Shareholders                                 $ 22,264           $ 21,632
                                                             ==================  =================


*Excludes $295 gain on sale of undepreciated land in the first quarter of 2000.

During the first quarter of 2001, we declared a dividend per share of $0.71, which is an increase of 2.9% over the first quarter 2000 dividend of $0.69. As a qualified REIT, we are required to distribute a substantial portion of our net taxable income as dividends to our shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, our dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See "Liquidity and Capital Resources" section.


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

While the ultimate resolution of the cases discussed above will not have a material adverse effect on the Company's financial position, if during any period the potential contingency should become probable, the results of operations in such period could be materially affected.


Forward Looking Statements and Risk Factors

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding anticipated future development and acquisition activity, the impact of anticipated rental rate increases on our revenue growth, our 2001 anticipated revenues, expenses and returns, and future capital requirements, among others. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties and, accordingly, actual results may differ materially. The following factors, among others, may affect the Company's future financial performance and could cause actual results to differ materially from the forward-looking statements:
o Changes in the economic conditions in the markets in which we operate, such as unexpected increases in supply and competition, unexpected changes in financial resources of our customers, or unexpected increases in prevailing wage levels or in insurance, taxes or utilities, could negatively impact our ability to raise our rents or control our expenses, thus reducing our net income.
o Competition for development or acquisition sites could drive up costs, making it unfeasible for us to develop or acquire properties in certain markets.
o New development opportunities could be limited due to an inability to obtain zoning and other local approvals.
o Amounts that we charge for late fees have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could decrease, materially affecting the results of operations.
o The conditions affecting the bank, debt and equity markets could change, increasing our cost of capital or reducing its availability on terms satisfactory to us either of which could reduce our returns or restrict our growth.
o Costs related to compliance with laws, including environmental laws could increase, reducing our net income.
o General business and economic conditions could change, adversely affecting occupancy and rental rates, thereby reducing our revenue.
o Unfavorable outcome(s) in the pending litigation described in Item 2 of this Form 10-Q could ultimately reduce our net income.
o Changes in tax laws or market conditions could make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values.
o Construction costs and the timing of a development project may exceed our original estimates, resulting in reduced returns on investment and delayed realization of returns.
o The level of on-balance sheet development could exceed current expectations resulting in higher than anticipated dilution to our earnings.

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

None


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K.

a.       Exhibit 10.1      Form of Employment Agreement between the Company and
                           Richard B. Stern, effective April 1, 2001.

         Exhibit 10.2 Unsecured Revolving Credit Agreement dated as of December 29, 2000. Among Storage USA Franchise Corp., SUSA Partnership L.P., Storage USA, Inc., Storage USA Trust and First Union National Bank, and First Union National Bank, as Administrative Agent.


b.       Reports on Form 8-K

         On February 7, 2001, we filed a current report on Form 8-K. The filing included information regarding the lawsuit styled: West 125th St. Associates, L.L.C. vs. Storage USA, Inc. and SUSA Partnership, L.P. discussed in Part II, Item 1, Legal Proceedings.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Dated:      May 15, 2001

                                    Storage USA, Inc.



                           By:     /s/ Christopher P. Marr
                                   -----------------------
                                   Christopher P. Marr
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.          Description

10.1 Form of Employment Agreement between the Company and Richard B. Stern, effective April 1, 2001.


10.2 Unsecured Revolving Credit Agreement Dated as of December 29, 2000. Among Storage USA Franchise Corp., SUSA Partnership L.P., Storage USA, Inc., Storage USA Trust, and First Union National Bank, and First Union National Bank, as Administrative Agent.