Form 10-Q
period 2001-09-30
STORAGE USA INC
filed 2001-11-14
CIK 912116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2001
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

38103
(Zip Codes)

Registrant’s telephone number, including area code: (901) 252-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes         [   ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value, 27,529,022 shares outstanding at October 31, 2001.

PART 1 – FINANCIAL INFORMATION

Item 1.      Financial Statements

Storage USA, Inc.

Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share data)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Operating Revenues:

Rental and other property income	$73,218	$68,050	$211,293	$191,284

Service and other income	2,791	1,959	7,456	5,261

Total operating revenues	76,009	70,009	218,749	196,545

Operating Expenses:

Cost of property operations and maintenance	18,416	16,780	54,320	47,953

Taxes	6,175	5,950	17,251	16,587

Costs of providing services	1,790	1,020	5,403	3,284

General and administrative	4,668	4,091	13,949	10,003

Depreciation and amortization	10,472	10,113	30,798	29,403

Total operating expenses	41,521	37,954	121,721	107,230

Income from operations	34,488	32,055	97,028	89,315

Other income (expense):

Interest expense, net	(12,397)	(11,593)	(37,106)	(33,230)

Income before minority interest and gain/(loss)	22,091	20,462	59,922	56,085

Gain/(Loss) on sale of assets	—	(15)	—	873

Income before minority interest	22,091	20,447	59,922	56,958

Minority interest	(3,553)	(3,559)	(10,247)	(10,307)

Net income	$18,538	$16,888	$49,675	$46,651

Basic net income per share	$0.68	$0.62	$1.82	$1.70

Diluted net income per share	$0.67	$0.62	$1.80	$1.69

See Notes to Consolidated Financial Statements

Storage USA, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	as of	as of
	September 30, 2001	December 31, 2000

	(unaudited)
Assets

Investments in storage facilities, at cost:	$1,763,926	$1,710,725

Accumulated depreciation	(162,796)	(132,527)

	1,601,130	1,578,198

Cash & cash equivalents	3,967	5,045

Advances and investments in real estate	126,233	136,125

Other assets	38,959	47,402

Total assets	$1,770,289	$1,766,770

Liabilities & shareholders’ equity

Notes payable	$600,000	$600,000

Line of credit borrowings	174,891	168,333

Mortgage notes payable	64,980	66,845

Other borrowings	30,817	38,804

Accounts payable & accrued expenses	34,182	26,498

Dividends payable	19,517	18,643

Rents received in advance	11,921	10,783

Deferred gain from contribution of self-storage facilities	37,175	37,175

Total liabilities	973,483	967,081

Minority interests

Preferred units	65,000	65,000

Common units	74,107	82,542

Total minority interests	139,107	147,542

Commitments and contingencies

Shareholders’ equity:

Common stock $.01 par value, 150,000,000 shares authorized, 27,488,628 and 27,019,095 shares issued and outstanding	275	270

Paid-in capital	738,604	727,022

Notes receivable — officers	(8,992)	(11,310)

Deferred compensation	(151)	(252)

Accumulated deficit	(15,831)	(15,831)

Distributions in excess of net income	(56,206)	(47,752)

Total shareholders’ equity	657,699	652,147

Total liabilities & shareholders’ equity	$1,770,289	$1,766,770

See Notes to Consolidated Financial Statements

Storage USA, Inc.

Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2000

Operating activities:

Net income	$49,675	$46,651

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	30,798	29,403

Minority interest	10,247	10,307

Gain on exchange of self-storage facilities	—	(873)

Changes in assets and liabilities:

Other assets	2,282	(18,041)

Other liabilities	8,847	9,616

Net cash provided by operating activities	101,849	77,063

Investing activities:

Acquisition and improvements of storage facilities	(14,287)	(23,774)

Proceeds from sale/exchange of storage facilities	283	21,682

Development of storage facilities	(27,691)	(29,699)

Advances and investments in real estate	(10,113)	(13,443)

Proceeds from liquidation and distributions from advances and investments in real estate	20,761	11,558

Issuances of notes receivable	(26)	(2,533)

Payments on notes receivable	5,211	4,571

Net cash used in investing activities	(25,862)	(31,638)

Financing activities:

Net (repayments)/borrowings under line of credit	(3,442)	66,823

Mortgage principal payments	(1,048)	(1,948)

Other borrowings principal payments/payoffs	(8,850)	(4,200)

Payment of debt issuance costs	(1,577)	(376)

Cash dividends	(57,255)	(56,860)

Preferred unit dividends	(4,327)	(4,327)

Proceeds from issuance of stock	5,441	136

Repurchase of common stock	—	(34,860)

Payments on notes receivable — officers	811	183

Distribution to minority interests	(6,818)	(7,345)

Net cash used in financing activities	(77,065)	(42,774)

Net (decrease)/increase in cash and equivalents	(1,078)	2,651

Cash and equivalents, beginning of period	5,045	1,699

Cash and equivalents, end of period	$3,967	$4,350

Supplemental schedule of non-cash activities:

Common Stock issued in exchange for notes receivable	$—	$1,057

Common Stock received in payment of notes receivable	1,506	466

Equity share of joint venture received for disposition of assets	—	6,526

Note received in consideration for undepreciated land sold	—	2,200

Partnership Units issued in accordance with deferred Partnership Unit agreement	—	1,000

Assumption of company-issued mortgages in acquisition	—	13,673

Partnership Units exchanged for shares of common stock	11,619	8,776

Shares issued to Directors	160	160

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

1.	Unaudited Interim Financial Statements

References to the Company include Storage USA, Inc. (“the REIT”) and SUSA Partnership, L.P. (the “Partnership”), its principal operating subsidiary. Interim consolidated financial statements of the Company are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could vary from these estimates.

2.	Organization

Storage USA, Inc. (the “Company”) a Tennessee corporation, was formed in 1985 to acquire, develop, construct, franchise, own and operate self-storage facilities throughout the United States. The Company is structured as an umbrella partnership real estate investment trust (“UPREIT”) in which substantially all of the Company’s business is conducted through SUSA Partnership, L.P. (the “Partnership”). Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership (“Units”), permitting the sellers to at least partially defer taxation of capital gains. At September 30, 2001 and December 31, 2000, respectively, the Company owned approximately 89.9% and 88.8% of the partnership interest in the Partnership.

In 1996, the Company formed Storage USA Franchise Corp (“Franchise”), a Tennessee corporation. From the initial inception of Franchise until December 31, 2000, the Partnership owned 100% of its non-voting common stock, and accounted for Franchise under the equity method. The Partnership included its 97.5% share of the profit or loss of Franchise in Service and Other Income as part of income from equity investments, and its share of the net assets of Franchise in Other Assets. On January 2, 2001, the Company acquired all of the outstanding voting stock of Franchise for total consideration of $203 thousand. The transaction was accounted for under the purchase method. The voting stock was acquired from the Company’s Chief Executive Officer and President in a Board approved transaction. Accordingly, commencing in 2001, the Company consolidates Franchise for accounting purposes. Also effective as of the beginning of the year was the Company’s election of Franchise as a taxable REIT subsidiary under the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999.

3.	Summary of Significant Accounting Policies

Rental and Other Property Income
Rental and other property income consists of rental income plus other income from property specific activities (rental of floor and storage space for locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). Following is a summary of rental and other property income for the third quarter and for the nine months ended September 30, 2001 and 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
September 30, 2001

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

(in thousands)
Rental Income:	$71,896	$66,926	$207,764	$188,177

Other property specific income:	1,322	1,124	3,529	3,107

Rental and other property income	$73,218	$68,050	$211,293	$191,284

Service and Other Income
Service and other income consists of revenue derived from providing services to third parties and related unconsolidated joint ventures and the Company’s proportionate share of the net income of equity investments. The services provided by the Company include the management of self-storage facilities, general contractor, development and acquisition services provided to the GE Capital Corp. Development and Acquisition Ventures (“GE Capital Ventures”), and services provided by Franchise. The Company is reimbursed a fixed percentage of facility revenues for providing management services to third parties and related unconsolidated joint ventures. With the January 1, 2001 implementation of the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 (the “Act”), taxable REIT subsidiaries gained the ability to provide “non-customary” services to tenants. Accordingly, commencing in 2001, one of the services being provided by Franchise is the offering to the Company’s customers direct access to tenant insurance, which insures their goods against described perils. With the consolidation of Franchise, as described in Note 2 to the Consolidated Financial Statements, tenant insurance income plus royalty fees from franchisees are included in Franchise services income in 2001. Below is a summary of service and other income for the third quarter and for the nine months ended September 30, 2001 and 2000.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

(in thousands)
Management fees	$1,026	$772	$2,864	$2,071

Acquisition, development and general contractor fees	44	114	503	1,688

Franchise services income	1,352	—	3,057	—

Income from equity investments and other	369	1,073	1,032	1,502

Total service and other income	$2,791	$1,959	$7,456	$5,261

Interest Expense, net
Interest income and expense are netted together and the breakout of income and expense is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

(in thousands)
Interest income	$2,167	$3,968	$7,820	$10,046

Interest expense	(14,564)	(15,561)	(44,926)	(43,276)

Net interest expense	$(12,397)	$(11,593)	$(37,106)	$(33,230)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
September 30, 2001

Reclassifications
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on previously reported net income or shareholders’ equity.

Interest Rate Management Agreements
On June 16, 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, which was effective for the Company as of January 1, 2001. This statement established standards for accounting and reporting of derivative instruments. The Company periodically enters into interest rate management agreements, including interest rate swaps and caps, to manage interest rate risk associated with anticipated debt transactions and with its variable rate line of credit. Since no such agreements were outstanding as of December 31, 2000, the implementation of SFAS 133 did not have a material impact on the Company’s financial position or results of operations.

4.	Investments in Storage Facilities

Investments in storage facilities consisted of the following at September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000

(in thousands)
Land	$427,960	$418,507

Buildings and improvements	1,241,392	1,197,701

Tenant improvements	7,695	7,338

Furniture, fixtures and equipment	47,212	42,525

Development in progress, including land	39,667	44,654

Total	1,763,926	1,710,725

Less: accumulated depreciation	(162,796)	(132,527)

	$1,601,130	$1,578,198

The preceding cost balances include facilities acquired through capital leases of $32.5 million at September 30, 2001 and $31.5 million at December 31, 2000. Also included above are $25.5 million at September 30, 2001 and $22.8 at December 31, 2000 of corporate office furniture, fixtures and equipment. Accumulated depreciation associated with the facilities acquired through capital leases was $2.0 million at September 30, 2001 and $1.4 million at December 31, 2000.

The Company acquired one self-storage facility for $4.6 million during the first quarter of 2001. The Company has also opened four internally developed facilities through September 2001: one in the first quarter at a total cost of approximately $6.4 million; two in the second quarter for approximately $18.2 million; and one in the third quarter for approximately $4.7 million.

5.	Advances and Investments in Real Estate

Advances and investments in real estate consisted of the following at September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000

(in thousands)
Advances to Franchisees	$106,720	$113,272

Fidelity joint venture	(307)	(300)

GE joint ventures	19,278	20,758

Other joint ventures	542	2,395

Total advances & investments	$126,233	$136,125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
September 30, 2001

As of September 30, 2001 and December 31, 2000, $106.7 million and $113.3 million respectively of advances had been made by the Company to franchisees of Franchise to fund the development and construction of franchised self-storage facilities. These advances are collateralized by the facilities being developed by the franchisee.

Joint Ventures

Fidelity Venture
On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the “Fidelity Venture”). The Company sold or contributed 32 self-storage facilities with a fair value of $144 million to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131 million. The Company accounts for its investment in the Fidelity Venture under the equity method.

The Company recognized $325 thousand in equity earnings from the Fidelity Venture and $376 thousand in management fees for operating the venture’s properties in the third quarter of 2001, compared to $402 thousand and $363 thousand, respectively, in the third quarter of 2000. For the nine months ended September 30, 2001 the Company recognized $1.0 million in equity earnings and $1.1 million in management fees, compared to $1.0 million in both equity earnings and management fees for the same period in 2000. As of September 30, 2001 and December 31, 2000, the Company had recorded negative investment balances in the Fidelity Venture of $307 thousand and $300 thousand, respectively. The following table summarizes certain financial information related to the Fidelity Venture:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

(in thousands)
Income Statement:

Property revenues	$6,241	$6,010	$18,245	$17,123

Property expenses	2,043	1,944	6,227	5,613

Net Operating Income	4,198	4,066	12,018	11,510

Net income	1,684	1,601	4,482	4,157

Balance Sheet:

Total assets	$146,454	$149,337

Total third party debt	90,592	91,994

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

In connection with the closing of these joint ventures, GE Capital received warrants for the purchase of 1.25 million shares of Storage USA common stock at $42 per share. These warrants may be exercised at any time within a five-year period. The warrants were recorded at fair value on the date of issuance, based upon a Black-Scholes option pricing model. There were also investment advisory fees incurred in the closing of the GE Capital Ventures. A total of $3.2 has been paid, $1.7 million relating to the GE Development Venture, and $1.5 million to the GE Acquisition Venture. These amounts, along with the value of the warrants, are included in the Company’s recorded investment in the joint ventures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
September 30, 2001

The Company transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented the Company’s total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of September 30, 2001, eight properties were open and operating and one remained in design and construction within the Development Venture. During the first nine months of 2001, the Acquisition Venture has acquired two properties and leasehold interests in five others for a cost of approximately $23.3 million, bringing the total number of operating properties within the Venture to thirteen. Of the properties acquired during 2001, six are located in the Boston metropolitan area and one is located in Northern New Jersey.

The Company has recognized certain fees related to the GE Capital Ventures as summarized below. The 2000 totals include fees generated by the initial transfer of the nine development projects to the Development Venture.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

(in thousands)
Acquisition, development and general contractor fees	$44	$114	$503	$1,688

Management fees	220	63	574	86

Total service and other income:	$264	$177	$1,077	$1,774

In 2000, the Company recognized a $9 thousand loss in equity earnings from the GE Capital Ventures in the third quarter, and a $185 thousand loss for the nine months ended September 30. Included in these equity earnings losses is amortization relating to the difference between the Company’s cost and the underlying equity in the Ventures’ net assets. In 2001, the Company has recognized a $133 thousand loss in equity earnings from the GE Capital Ventures for the third quarter of 2001, including related amortization, and a like $334 loss in equity earnings for the nine months ended September 30, 2001.

As of September 30, 2001 and December 31, 2000, the Company had combined recorded investments of $19.3 million and $20.8 million, respectively, in the GE Capital Ventures. The following tables summarize certain financial information related to the Ventures for the third quarter of 2001 and 2000, and for the nine months ended September 30, 2001 and 2000.

	Three months ended September 30, 2001			Nine months ended September 30, 2001

	Development	Acquisition		Development	Acquisition
	Venture	Venture	Total	Venture	Venture	Total

(in thousands, except number of properties)
Income Statement:

Property revenues	$678	$2,977	$3,655	$1,543	$8,039	$9,582

Property expenses	591	1,174	1,765	1,571	3,855	5,426

Net Operating Income	87	1,803	1,890	(28)	4,184	4,156

Net income	(443)	397	(46)	(1,619)	784	(835)

Balance Sheet (as of Sept 30, 2001):

Total assets	$48,822	$77,851	$126,673

Total debt	23,468	29,462	52,930

Number of Operational Properties:	8	13	21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)
September 30, 2001

	Three months ended September 30, 2000			Nine months ended September 30, 2000

	Development	Acquisition		Development	Acquisition
	Venture	Venture	Total	Venture	Venture	Total

(in thousands, except number of properties)
Income Statement:

Property revenues	$128	$1,027	$1,155	$160	$1,361	$1,521

Property expenses	172	388	560	247	456	703

Net Operating Income	(44)	639	595	(87)	905	818

Net income	(237)	220	(17)	(320)	365	45

Balance Sheet (as of Sept 30, 2000):

Total assets	$37,720	$36,905	$74,625

Total debt	14,624	5,525	20,149

Number of Operational Properties:	4	4	8

Other Ventures
SUSA Partnership has equity interests in several single facility joint ventures. Franchise has equity interests in a number of franchisee joint ventures which are included in advances and investments in real estate. Prior to the first quarter of 2001, these equity interests were included in Other Assets as part of the Company’s recording of its share of the overall net assets of Franchise.

The decline in Other Ventures from $2.4 million at December 31, 2000 to $542 thousand at September 30, 2001 is primarily due to the consolidation of Franchise and the related inclusion of its equity interest in franchisee properties as described above.

6.	Other Assets

	As of	As of
	September 30, 2001	December 31, 2000

(in thousands)
Deposits	$3,429	$4,449

Accounts receivable	4,752	4,192

Mortgages receivable	540	2,700

Notes receivable	3,463	6,389

Other receivables	11,601	7,760

Advancements and investments in Franchise	—	9,464

Deferred costs of issuances of unsecured notes (net of amortization)	8,130	8,291

Other	7,044	4,157

Total Other Assets	$38,959	$47,402

7.	Lines of credit, Mortgages payable, and Other borrowings

On September 17, 2001, the Company amended its revolving line of credit with a group of commercial banks. Under the credit agreement, the company can borrow up to $225 million at a spread over LIBOR of 115 basis points. The amended line of credit will mature on September 17, 2004 and does include a one-year extension option. On October 16, 2001, the company amended its $40 million line of credit with a commercial bank. The amended line of credit will mature on July 31, 2002. Franchise can borrow under a $10 million line of credit with a commercial bank, which matures on December 29, 2001 and is renewable at that time. The lines bear interest at various spreads of LIBOR. The following table lists additional information about the lines of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
September 30, 2001

Line of Credit Borrowings	SUSA
As of September 30, 2001	Partnership	Franchise	Total

(in thousands)
Total lines of credit	$265,000	$10,000	$275,000

Borrowings outstanding	$164,891	$10,000	$174,891

Weighted average daily interest rate year-to-date	5.99%	5.97%	5.99%

The Company from time to time assumes mortgages on facilities acquired. Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt. The following table provides information about the mortgages:

Mortgage Notes Payable
as of September 30, 2001	Face Amount	Maturity Range

(in thousands)
Fixed rate	$55,202	2000-2021

Variable rate	5,126	2006-2016

	$60,328

Premiums	4,652

Mortgage notes payable	$64,980

The Company has other borrowings used in the financing of property acquisitions. The following table provides information about the other borrowings. Non-interest bearing notes, with a face value of $5.1 million and a carry value of $4.9 million at December 31, 2000, were paid off in the third quarter of 2001.

Other Borrowings
as of September 30, 2001	Face Amount	Carry Value	Imputed Rate

(in thousands)
Deferred units	7,500	7,029	7.50%

Capital Leases	—	23,788	7.50%

Total Other Borrowings	$7,500	$30,817

During the nine months ended September 30, 2001, total interest paid on all debt was $44.2 million and total interest capitalized for construction costs was $3.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
September 30, 2001

8.	Income per Share

Basic and diluted income per share is calculated as presented in the following table. Amounts are in thousands, except for per share data.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Basic net income per share:

Net income	$18,538	$16,888	$49,675	$46,651

Basic weighted average common shares outstanding	27,425	27,107	27,268	27,493

Basic net income per share	$0.68	$0.62	$1.82	$1.70

Diluted net income per share:

Net income	$18,538	$16,888	$49,675	$46,651

Minority interest relating to limited partners of the Partnership	2,091	2,096	5,807	5,921

Net income before minority interest relating to limited partners of the Partnership	$20,629	$18,984	$55,482	$52,572

Basic weighted average common shares outstanding	27,425	27,107	27,268	27,493

Weighted average Partnership Units outstanding	3,101	3,430	3,188	3,475

Basic weighted average common shares and partnership units outstanding	30,526	30,537	30,456	30,968

Dilutive effect of stock options	445	52	338	52

Diluted weighted average common shares and partnership units outstanding	30,971	30,589	30,794	31,020

Diluted net income per share	$0.67	$0.62	$1.80	$1.69

9.	Commitments

As of September 30, 2001, the Company is committed to advance an additional $423 thousand to franchisees of Franchise for the construction of self-storage facilities. These advances will be collateralized by the facility. The Company is a limited guarantor on $6.0 of loan commitments made by third party lenders to franchisees of Franchise. This entire amount had been funded as of September 30, 2001.

10.	Subsequent Events

On October 12, 2001, the Company sold four of its self-storage facilities located in North Carolina to an unrelated third party. The Company received $8.3 million in cash, net of associated closing costs, and recognized a net loss on the transaction of approximately $291 thousand.

Additional subsequent events are included in Note 13, Activities of the Special Committee of the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
September 30, 2001

11.	Recent Accounting Developments

The Financial Accounting Standards Board (FASB) has recently issued FASB Statement No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Both of these statements will be effective for fiscal year 2002. Due to the limited amount of goodwill and other intangibles that have been previously recorded by the Company, the adoption of these statements is not expected to have a material impact on the Company’s financial position or results of operation.

The FASB has also issued FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and will be not be effective until fiscal year 2003. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be effective for fiscal year 2002. The initial adoption of both of these statements is not expected to have a material impact on the Company’s financial position or results of operations.

12.	Legal Proceedings

On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed until 30 days after the conclusion of appellate proceedings in an unrelated case, not involving the Company, challenging the constitutionality of a new statute passed by the Maryland legislature relating to late fees. While an estimate of the possible loss or range of losses cannot be currently made, we do not believe this case will have any material adverse effect upon the Company’s financial position. However, if, during any period, the potential contingency should become probable, the results of operations in such period could be materially affected.

On November 6, 2001, purported class action law suits were filed by four alleged shareholders of the Company in the Chancery Court in Memphis, Tennessee, and on November 8, 2001, purported class action lawsuits were filed by two alleged shareholders of the Company in the Chancery Court in Memphis, Tennessee, in each such lawsuit naming the Company, Security Capital Group, Inc., SC Realty, Inc. (only as to Case No. CH-01-2286-1 and Case No. CH-01-2284-1) and each member of the Board of Directors of the Company as defendants (Case Nos. CH-01-2281-1, CH-01-2282-3, CH-01-2286-1, Case No. CH-01-2301-2, CH-01-2302-2 and Case No. CH-01-2284-1). The purported class actions allege that the defendants have violated a duty of fair dealing and other fiduciary duties to the shareholders in modifying the standstill agreement with Security Capital and considering Security Capital’s proposal generally (See Note 13 for further details regarding Security Capital’s proposal). Security Capital’s proposal has been included as part of the Company’s Form 8-K filed on November 8, 2001. The purported class actions seek: (1) to enjoin the consummation of a sale of the Company to Security Capital, and (2) if such sale is consummated, to rescind it and recover rescissionary and other damages suffered by the plaintiffs as a result of the transaction. The Company has not yet been served with all of these lawsuits and has not filed responsive pleadings as of this date in any of the lawsuits. The Company believes the lawsuits are without merit and intends to defend them vigorously.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
September 30, 2001

13.	Activities of the Special Committee of the Board of Directors

On September 10, 2001, the Company announced that its Board of Directors had unanimously approved the formation of a Special Committee of five independent directors, which would explore the intentions of Security Capital Group with respect to its equity ownership in the Company given Security Capital’s prior public announcements. Security Capital currently owns approximately 43% of the outstanding shares of the Company and has recently announced a plan to reposition or sell its investment in several of its portfolio companies and focus its attention on certain key businesses where it owns, or plans to own, all of the equity securities in those businesses. On October 8, 2001, the Company announced that the Special Committee had determined, after discussions with Security Capital Group that it would be advisable for the Company to receive a proposal from Security Capital Group with respect to an extraordinary transaction between the two companies. On November 7, 2001, the Company announced that the Special Committee had received a proposal from Security Capital Group with respect to an extraordinary transaction between the two companies, and, after consideration, unanimously agreed to respond to the proposal. A copy of the proposal from Security Capital Group has been included as part of the Company’s Form 8-K filing dated November 8, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read together with the Consolidated Financial Statements and Notes thereto. References to “we,” “our” or “the Company” include Storage USA, Inc. (the “REIT”) and SUSA Partnership, L.P., the principal operating subsidiary of the REIT (the “Partnership”).

The following are definitions of terms used throughout this discussion that will be helpful in understanding our business.

•	Physical Occupancy means the total net rentable square feet rented as of the date (or period if indicated) divided by the total net rentable square feet available.

•	Scheduled Rent Per Square Foot means the average market rate per square foot of rentable space.

•	Net Rental Income means income from self-storage rentals less discounts.

•	Realized Rent Per Square Foot means the annualized result of dividing rental income, less discounts by total square feet rented.

•	Direct Property Operating Cost means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.

•	Net Operating Income (“NOI”) means total property revenues less Direct Property Operating Costs.

•	Annual Capitalization Rate (“Cap Rate”)/ Yield means NOI of a facility divided by the total capitalized costs of the facility.

•	Funds from Operations (“FFO”) means net income, computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization of revenue-producing property, and after adjustments for unconsolidated partnerships and joint ventures.

•	Same-Store Facilities include all facilities that we owned for the entire period of both comparison periods. Development properties and expansions are removed from these groups to avoid skewing the results.

Overview

As of September 30, 2001, we owned, managed and franchised 557 facilities containing 37.7 million square feet in 32 states and the District of Columbia.

Internal Growth

The following table compares Same-Store Facilities for the quarter (372 properties owned since July 1, 2000) and for the first nine months of 2001 and 2000 (356 properties owned since January 1, 2000). Newly developed and expanded facilities are removed from the same-store pool to avoid skewing the results.

	Quarter Ended			Nine Months Ended

Same-Store Results	Sept 30, 2001	Sept 30, 2000	Growth %	Sept 30, 2001	Sept 30, 2000	Growth %

(amounts in thousands except occupancy and per square foot figures)
Revenues	$66,829	$63,246	5.7%	$185,838	$173,534	7.1%

Expenses

Repairs and maintenance	1,505	1,155	30.3%	4,117	3,499	17.7%

Utilities and trash	1,907	1,708	11.7%	5,233	4,567	14.6%

Insurance	639	439	45.6%	1,466	1,034	41.8%

Taxes	5,427	5,124	5.9%	14,630	14,025	4.3%

All other	10,175	9,889	2.9%	28,598	27,284	4.8%

Total Expenses	19,653	18,315	7.3%	54,044	50,409	7.2%

Net Operating Income	$47,176	$44,931	5.0%	$131,794	$123,125	7.0%

Physical Occupancy	86%	86%		85%	85%

Scheduled Rent per Square Foot	$12.71	$12.09	5.1%	$12.65	$12.00	5.4%

Realized Rent per Square Foot	$11.84	$11.13	6.4%	$11.67	$10.88	7.3%

•	Our Same-Store Facilities achieved 5.0% NOI growth in the third quarter of 2001 as compared to the third quarter of 2000. The growth resulted from revenue increases of 5.7%, offset by expense growth of 7.3%. For the nine months ended September 30, 2001, same-store NOI grew 7.0% compared to the same nine months in 2000 due to revenue increases of 7.1% offset by expense growth of 7.2%.

•	The increase in revenues of 5.7% for the third quarter of 2001 compared to the same quarter in 2000, and 7.1% for the nine months ended September 30, 2001 compared to the same nine months in 2000, is attributable to corresponding growth in realized rent per square foot, 6.4% for the third quarter of 2001 compared to the third quarter of 2000, and 7.3% for the nine months ended September 30, 2001 compared to the same period in 2000. Increased rents combined with less discounting led to these gains. Discounts were $1 million less for the third quarter of 2001 than in the corresponding quarter in 2000 and $2.5 million less for the first nine months of 2001 than in the like nine months in 2000. Physical occupancy has remained relatively constant between 2000 and 2001, both at 86% for the quarter and 85% for the nine months ended September 30.

•	Our operating expenses grew 7.3% over the third quarter of 2000 and 7.2% over the first nine months of 2000. Repairs and maintenance expenses grew 30.3% over the third quarter of 2000, and 17.7% over the nine months ended September 30, 2000, due to the timing of major maintenance projects, and due to increased first quarter snow removal costs. Utilities showed an increase of 11.7% over the third quarter of 2000, and an increase of 14.6% for the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to increased gas and electric rates throughout all markets. First quarter expense was also higher due to a colder winter in 2001 than in 2000, and corresponding increased usage. Insurance costs for the third quarter increased 45.6% over the same three months in 2000, and increased 41.8% for the nine months ended September 30, 2001 compared to the same nine months in 2000. This was due to significant increases in premiums for property, liability and workers’ compensation coverage. Taxes have also grown from 2000 to 2001: 5.9% for the third quarter and 4.3% for the nine months ended September 30. This cost escalation is chiefly due to assessment increases in a number of our markets.

•	We experienced a significant decrease in year over year net rentals for the month of September in our East Coast markets. In these markets, we had 1,097 less rentals in September of 2001 versus September 2000. Vacates during the same period declined 391 units resulting in a decrease in net rentals of 706 units. Even though we have experienced positive net rental growth for the first half of October compared to the prior year, we have not recovered the rentals lost in September, and we believe that net rentals will be down from the prior year for most of the fourth quarter. Accordingly, we are anticipating same-store revenue growth in the 4.5% to 5.0% range during the fourth quarter of 2001, with expense growth moderating between 6.0% and 6.5%.

The following table lists changes in the 10 largest same-store markets (on a percentage of year to date same-store NOI basis) and the change in net rental income, realized rent per square foot, and occupied square feet for the third quarter of 2001 versus the same period in 2000, as well as for the nine months ended September 30. The largest 10 markets in total represent 69.3% of the total same-store NOI.

		% of	Change in Net Rental		% Change in		% Change in
	# of	YTD same-	Income (1)		Realized RPSF (2)		Occupied sq. ft.
Market	Facilities	store NOI	QTD	YTD	QTD	YTD	QTD	YTD

Los Angeles-Riverside-Orange County, CA	46	18.0%	7.2%	8.8%	8.9%	9.7%	(1.6%)	(0.9%)

New York-N. New Jersey-Long Island, NY	30	17.1%	6.5%	7.8%	8.4%	9.9%	(1.8%)	(1.9%)

Washington-Baltimore, DC-MD-VA-WV	22	10.2%	8.0%	8.7%	9.1%	8.8%	(1.0%)	(0.1%)

Miami-Fort Lauderdale, FL	15	6.2%	6.9%	7.4%	6.3%	6.9%	0.5%	0.5%

Dallas-Forth Worth, TX	12	3.3%	6.0%	6.6%	5.3%	7.3%	0.7%	(0.7%)

San Francisco-Oakland-San Jose, CA	9	3.2%	(0.8%)	4.3%	6.0%	7.4%	(6.4%)	(2.8%)

Philadelphia-Wilm-Atlantic City, PA-NJ	13	3.1%	6.2%	5.2%	6.9%	0.0%	(0.7%)	(1.0%)

Phoenix,-Mesa, AZ	15	2.8%	0.3%	0.9%	2.4%	1.9%	(2.1%)	(1.0%)

Detroit, Ann Arbor-Flint, MI	11	2.8%	2.0%	4.9%	8.2%	8.6%	(5.7%)	(3.4%)

Memphis, TN-AR-MS	20	2.6%	4.3%	2.6%	5.1%	4.7%	(0.7%)	(2.0%)

(1)	The percentage change in Realized Rent per Square Foot plus the percent change in occupied square feet approximates the percentage change in net rental income.

(2)	Rent Per Square Foot.

External Growth

Our external growth strategy continues to focus on a combination of on-balance sheet and joint venture activity to facilitate the acquisition of existing facilities and the development of new properties.

On-Balance Sheet

Within Storage USA, we acquired one self-storage facility during the first quarter of 2001. The facility is located in the St. Louis, Missouri market, contains 61 thousand square feet, and required a total investment of approximately $4.6 million. There have been no subsequent acquisitions through September 30, 2001, and we anticipate limited acquisition activity within the remaining quarter of 2001.

From a development and expansion perspective, we opened four newly developed facilities within the REIT during the first nine months of 2001, and completed the expansion of four additional facilities, as outlined in the following table.

	Developments			Expansions

	Number of	Expected	Net Rentable	Number of	Expected	Net Rentable
Quarter ended	Facilities	Investment	Square Feet	Facilities	Investment	Square Feet

(amounts in thousands except number of facilities)
March 31, 2001	1	$6,442	79	1	$987	18

June 30, 2001	2	18,157	188	2	2,393	51

September 30, 2001	1	4,665	83	1	1,194	27

Total year-to-date	4	$29,264	350	4	$4,574	96

We plan to continue the development of three new facilities within the REIT. The following chart summarizes the details of these three projects as well as our expansion projects under construction or in construction planning as of September 30, 2001:

	# of	Square	Expected	Investment	Remaining
	Properties	Feet	Investment	to Date	Investment

(amounts in thousands except for number of facilities)
Total development in process	3	280	$25,525	$19,169	$6,356

Total expansions in process	15	328	29,550	16,790	12,760

Total developments and expansions	18	608	$55,075	$35,959	$19,116

The following table presents the anticipated timing of completion and the total expected dollar amounts invested in opening the facilities in the process of being newly developed or expanded.

	4th Qtr 01	1st Qtr 02	2nd Qtr 02	3rd Qtr 02	Thereafter	Total

(amounts in thousands)
Development	$—	$21,173	$—	$4,352	$—	$25,525

Expansions	21,416	2,039	2,919	—	3,176	29,550

Total	$21,416	$23,212	$2,919	$4,352	$3,176	$55,075

Off-Balance Sheet Ventures

As of September 30, 2001, the GE Capital Development Venture had invested $48.8 million, $10.0 million of which represents our advances and investments. Eight properties are open and operating while one property remains in design and construction.

During the first quarter of 2001, the GE Capital Acquisition Venture acquired two properties and leasehold interests in five others for a cost of approximately $23.3 million. Six of the properties are located in the Boston metropolitan area and one in Northern New Jersey. There were no further acquisitions as of September 30, 2001. The GE Acquisition Venture had invested a total of $77.8 million as of September 30, 2001, $9.2 million of which was funded through our advances and investments.

Other Initiatives

Commencing May 1, 2000, we began offering our customers direct access to tenant insurance, allowing them the ability to insure their stored goods against described perils. The net profits from the premiums written during 2000 accrued to the benefit of a charitable trust we established. With the January 1, 2001 implementation of the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 (the “Act”), taxable REIT subsidiaries gained the ability to provide certain “non-customary” services to tenants. Accordingly, tenant insurance is now being provided as a service to Storage USA tenants through Franchise Corp., which is in turn recording the revenues and associated expenses.

Results of Operations

The following table reflects the profit and loss statement for the quarter ended September 30, 2001 and September 30, 2000, and for the nine months ended September 30, 2001 and September 30, 2000, based on a percentage of total revenues and is used in the discussion that follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue

Rental and other property income	96.3%	97.2%	96.6%	97.3%

Service and other income	3.7%	2.8%	3.4%	2.7%

Total Income	100.0%	100.0%	100.0%	100.0%

Expenses

Property operations	24.2%	24.0%	24.8%	24.4%

Taxes	8.1%	8.5%	7.9%	8.4%

Cost of Providing Services	2.4%	1.5%	2.5%	1.7%

General and administrative	6.1%	5.8%	6.4%	5.1%

Rental and other property income increased $5.2 million, or 7.6% in the quarter ended September 30, 2001 compared to the same quarter in 2000, and increased $20.0 million, or 10.5%, in the nine months ended September 30, 2001 compared to the like period in 2000. The primary contributors to the rise in rental and other property income are summarized in the following table.

Rental and Other Property Income Growth in 2001 over 2000
for comparable periods ended September 30

	Three months ended	Nine months ended
	September 30	September 30

(in thousands)
Same-store facilities	$3,583	$12,304

Prior year acquisitions	191	1,091

Prior year developments	477	1,388

Current year acquisitions	85	197

Current year developments	174	185

Current and prior year dispositions	—	(32)

Consolidation of Franchise Corp.	408	1,153

Other lease-up, expansion and development facilities	250	3,723

	$5,168	$20,009

The largest contributor to the increases in rental and other property income was the Same-Store group of properties. For this group of properties, rental and other property income grew $3.6 million from the third quarter of 2000 to the third quarter of 2001 due to an increase in realized rent per square foot of 6.4%, from $11.13 to $11.84. The $12.3 million growth from the nine months ended September 30, 2000 to the same period in 2001 is due to an increase in realized rent per square foot of 7.3%, from $10.88 to $11.67. In both instances, realized rent per square foot rose due to increased rates coupled with reduced discounting, with relatively constant occupancy. Rental and other property income from our single 2001 acquisition yielded another $85 thousand in growth for the quarter, and $197 thousand for the nine months ended September 30. Rental and other property income from the four developed facilities we placed in service in 2001 produced an additional $174 thousand in the third quarter of 2001 compared to 2000, and an additional $185 thousand for the first nine months of 2001 as compared to the prior year. The timing of 2000 acquisitions produced rental and other property income growth of $191 thousand for the third quarter of 2001 as compared to the third quarter of 2000, and growth of $1.1 million for the nine months ended September 30, 2001 as compared to the same period in 2000. The timing of the opening of 2000 internally developed facilities also added to the growth: $477 thousand for the quarter and $1.4 million for the nine months ended September 30. In both cases, there are a full quarter’s and a full nine month’s rental and other property income in 2001, compared to partial periods in 2000, depending upon timing. Growth in rental and other property income also occurred due to occupancy increases at our facilities currently in lease-up (including expansions and pre-2000 developments). These properties produced growth of $250 thousand for the quarter, and $3.7 million for the nine months ended September 30, 2001 as compared to the same period in 2000. Finally, growth was further impacted by the consolidation of Franchise Corporation, commencing January 1, 2001. For properties held jointly with Franchise Corp., only Storage USA’s portion of revenues and expenses was recorded in prior years. This change produces a $408 thousand increase for the quarter, and a $1.2 million increase for the nine months ended September 30, 2001.

Service and other income increased by $832 thousand from the third quarter of 2000 to the same period in 2001, and by $2.2 million from the first nine months of 2000 to the same period in 2001. Service income also grew as a percentage of total revenue: from 2.8% in 2000 to 3.7% in 2001 in the third quarter; and from 2.7% in 2000 to 3.4% in 2001 for the nine months ended September 30. The components of service and other income are summarized below.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

(in thousands)
Management fees	$1,026	$772	$2,864	$2,071

Acquisition, development and general contractor fees	44	114	503	1,688

Franchise services income	1,352	—	3,057	—

Income from equity investments and other	369	1,073	1,032	1,502

Total service and other income:	$2,791	$1,959	$7,456	$5,261

Management fees rose $254 thousand from the third quarter of 2000 to the same period in 2001, and $793 thousand from the nine months ended September 30, 2000 to the same period in 2001, due to an increased number of managed and franchised facilities paying fees to us. There were 119 such properties as of September 30, 2000, versus 143 as of September 30, 2001. Total fees received from the GE Capital Ventures, acquisition, development and general contractor fees, fell $70 thousand in the third quarter of 2001 as compared to the same period in 2000, and fell $1.2 million in the first nine months of 2001 as compared to the same period in 2000. This reduction is primarily due to the completion of six developed properties within the GE Development Venture by the conclusion of 2000, and the completion of an additional two properties by the end of the third quarter of 2001. Due to this construction progress, there has been substantially less ongoing work in 2001, and consequently less development and general contractor fees to assess. Franchise services income, which includes both tenant insurance income and franchise royalty revenue, increased $1.3 million for the quarter, and $3.1 million for the nine months ended September 30, 2001, as compared to the same period in 2000. This was due to no comparable activity in 2000, as the recognition of tenant insurance income and the consolidation of Franchise activity did not commence until 2001. Income from equity investments and other decreased $704 thousand in the third quarter of 2001 as compared to the same quarter last year, and decreased $470 thousand for the nine months ended September 30, 2001 as compared to the same period last year. This was partially due to timing involving the GE Development Venture. There were more newly opened facilities in lease-up during 2001 than in 2000, with correspondingly higher equity losses. Other factors triggering the decreases included losses recognized by Franchise on equity participations in franchised facilities, which were partially offset by gains through the liquidation of equity participations held by Franchise in the second and third quarters of 2001.

As a percentage of revenues, cost of property operations and maintenance increased from 24.0% to 24.2% between the third quarter of 2000 and the same period in 2001. Actual expenses rose $1.6 million, from $16.8 million in 2000 to $18.4 million in 2001. For the nine months ended September 30, cost of property operations and maintenance as a percentage of revenues increased from 24.4% in 2000 to 24.8% in 2001, reflecting a $6.3 million expense increase, from $48.0 million in 2000 to $54.3 million in 2001. The trend for the cost of property operations as a percentage of revenues is to decrease over time due to Same-Store Facility revenue growth outpacing expense growth. This was generally the case here, except for a few notable exceptions. Incentives and bonuses at the property level grew in 2001, as our facility managers benefited from their roles in our strong revenue growth in the first half of the year. Utilities expense increased significantly from 2000 to 2001 due to severe weather conditions in a number of markets during the first quarter plus escalating energy costs throughout all markets. The initial harsh winter months also produced a large increase in snow removal expense. Health insurance expense experienced growth, due to increased claims and number of participating employees. We believe the growing costs are a national trend, which we expect will continue. Property and liability insurance costs are significantly higher through the first nine months of 2001, compared to the same period in 2000. Effective July 1, 2000, higher premiums went into effect relating to our renewal of this coverage for the policy period July 1, 2000 through June 30, 2001. This trend has continued as premiums rose again upon our 2001 renewal, approximately 36%. Premiums for workers’ compensation insurance have also seen significant growth in 2001 versus 2000.

Tax expense as a percentage of revenues was 8.1% for the third quarter of 2001 and 7.9% for the nine months ended September 30, 2001, compared to 8.5% for the third quarter of 2000 and 8.4% for the same nine month period in 2000. Tax expense as a percentage of revenues tends to trend down as a result of Same-Store Facility revenue growth outpacing tax expense growth. Despite increased assessments in a number of markets, that trend has held true to date.

Costs of providing services increased from $1.0 million in the third quarter of 2000 to $1.8 million in the same period in 2001, and increased as a percentage of revenues from 1.5% to 2.4%. For the nine months ended September 30, costs of providing services increased from $3.3 million in 2000 to $5.4 million in 2001, and increased as a percentage of revenues from 1.7% to 2.5%. Much of the increase was caused by the recording of costs, including administrative expenses and claims, associated with our tenant insurance program in 2001, with no comparable expenses in 2000. The program commenced in May 2000, when all proceeds were ultimately forwarded to a charitable trust, which in turn incurred the related expenses. Beginning in 2001, however, revenue and expenses are recognized by Franchise, which is now consolidated. The costs of providing management services also increased from 2000 to 2001, as 24 additional managed properties were added to the Storage USA system between September 30 of 2000 and 2001.

General and administrative expenses (“G&A”) as a percentage of revenues increased from 5.8% in the third quarter of 2000 to 6.1% for the same period of 2001, indicative of a G&A expense increase from $4.1 to $4.7 million between the two periods. G&A expenses as a percentage of revenues also increased from 5.1% for the first nine months of 2000 to 6.4% for the comparable period in 2001, indicative of an expense increase from $10.0 to $13.9 million between the two periods. During the second quarter of 2001, we incurred approximately $650 thousand of legal and consulting expenses related to the activities of the Special Committee of the Board of Directors (see Note 13 to the Financial Statements for further details). We are anticipating incurring an additional $1 million of legal and consulting charges relating to these activities during the fourth quarter of 2001. Additional G&A growth was driven by occupancy expense increases we experienced due to relocating the Memphis, TN corporate offices in October of 2000, legal fees due to efforts associated with the cases discussed in the “Legal Proceedings” section and in previous filings and the recording of higher management bonus accruals during the first nine months of 2001 compared to 2000. Total G&A expenses also grew approximately $503 thousand for the quarter, and $1.2 million for the nine months ended September 30, due to the inclusion of Franchise costs, as the accounting treatment for Franchise changed from the equity method to consolidation in January 2001.

Depreciation and amortization expense increased from $10.1 million in the third quarter of 2000 to $10.5 million for the same period in 2001. For the nine months ended September 30, depreciation and amortization expense increased from $29.4 in 2000 to $30.8 million in 2001. This was due to a $53.4 million increase in depreciable assets since September 30, 2000.

Interest income and expense are netted together for presentation. The breakout of income and expense follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

(in thousands)
Interest income	$2,167	$3,968	$7,820	$10,046

Interest expense	(14,564)	(15,561)	(44,926)	(43,276)

Net interest expense	$(12,397)	$(11,593)	$(37,106)	$(33,230)

Capitalized interest:	$875	$1,339	$2,976	$3,922

Interest expense decreased $1.0 million from the third quarter of 2000, $15.6 million, to the same period in 2001, $14.6 million. For the nine months ended September 30, interest expense increased $1.6 million, from $43.3 in 2000 to $44.9 million in 2001. The changes in interest expense between the periods cited were primarily from the sources listed in the following table, and were offset by capitalized interest of $1.3 million in the third quarter of 2000 and $3.9 million for the nine months ended September 30, 2000 and $875 thousand and $3.0 million for the comparable periods in 2001.

	Three months ended September 30,				Nine months ended September 30,

	2001		2000		2001		2000

		Wtd Avg		Wtd Avg		Wtd Avg		Wtd Avg
	Wtd Avg	Interest	Wtd Avg	Interest	Wtd Avg	Interest	Wtd Avg	Interest
Debt	Borrowing	Rate	Borrowing	Rate	Borrowing	Rate	Borrowing	Rate

(in thousands)
Notes payable	600,000	7.37%	600,000	7.37%	600,000	7.37%	600,000	7.37%

Lines of credit	168,049	4.95%	170,629	7.88%	170,232	5.99%	146,285	7.60%

Line of credit (Franchise)	10,000	4.96%			10,000	5.97%

Mortgages payable	65,296	7.50%	68,119	7.50%	65,919	7.50%	69,043	7.50%

Leases & other borrowings	37,816	7.50%	42,528	7.50%	38,595	7.50%	42,714	7.50%

Interest income decreased $1.8 million from the third quarter of 2000 to the same period in 2001, from $4.0 million in 2000 to $2.2 million in 2001. For the nine months ended September 30, interest income decreased approximately $2.2 million, from $10.0 million in 2000 to $7.8 million in 2001. The overall decreases in advances to franchisees and the decline of interest rates on those loans, reflecting the change in the prime rate during the nine months ended September 30, 2001, were the primary causes of the reduction in interest income. On September 30, 2000, advances to franchisees totaled $116.3 million, compared to $106.7 million on September 30, 2001.

We recorded an $873 thousand gain on the sale of storage facilities in 2000, due to the sale of two Columbus, Indiana storage facilities and a non-operating development project in White Marsh, Maryland. No dispositions occurred in the first nine months of 2001.

Minority interest expense represents the portion of income allocable to holders of limited partnership interest in the Partnership (“Units”) and distributions payable to holders of preferred units. Minority interest expense has shown minimal decreases from 2000 to 2001: $6 thousand from the third quarter of 2000 to the same quarter in 2001, and $60 thousand from the nine months ended September 30, 2000 to the same period in 2001. These modest decreases in expense are due to the growth in net income between the two periods offset by the greater impact of a decrease in weighted average Partnership Units outstanding, from 3.5 million at September 30, 2000 to 3.1 million at September 30, 2001. The decrease in Partnership Units outstanding, in turn, is due to Unitholders electing to redeem 407 thousand Units since September 2000. We elected to convert these redemptions into shares of our common stock.

Liquidity and Capital Resources

Cash provided by operating activities was $101.8 million during the nine months ended September 30, 2001 as compared to $77.1 million during the same period in 2000. Significant items affecting the operating cash flows are discussed more fully in the “Results of Operations” section.

We invested $14.3 million in the first nine months of 2001 in the acquisition and improvement of self-storage facilities compared to $23.8 million during the same period in 2000. $4.6 million of the $14.3 million for 2001 reflects our single acquisition in the St. Louis, Missouri market, with the remaining $9.7 million representing improvements to existing self-storage facilities and the purchase of furniture and fixtures, including computer equipment. For 2000, $11.6 million of the $23.8 million total reflects the acquisition of five self-storage facilities, with the remaining $12.2 million representing improvements and the purchase of furniture and fixtures, including computer equipment. In the nine months ended September 30, 2001, there were no sales or exchanges of storage facilities; only the disposition of a land parcel remaining from a property destroyed by tornado in 1999, for cash proceeds of $283 thousand. This contrasts sharply with the $21.7 million in proceeds received from dispositions in the corresponding nine months of 2000, including $19.9 million from the transfer of nine development projects to the GE Capital Development Venture.

In addition to improvements, we invested $27.7 million in the first nine months of 2001 and $29.7 million in the first nine months of 2000 for development and construction of self-storage facilities. There were 3 internally developed facilities and 15 expansions of existing facilities in process with $36.0 million cumulative invested at September 30, 2001. The total budget for these facilities is $55.1 million, of which $19.1 million remains to be invested. We also invested $10.1 million in advances and investments in real estate during the first nine months of 2001, compared to $13.4 million one year ago. In 2001, we have invested $5.8 million in cash in the GE Capital Ventures, and provided $4.3 million in financing to franchisees of Franchise. Proceeds were also received from certain franchisees, as three repaid their loans during the first nine months of 2001, generating $10.3 million in cash. We also received $8.0 million from the GE Capital Acquisition Venture, $7.2 million for full payment of a loan and $763 thousand in refinance proceeds from a single acquisition property, and $2.5 million in distributions from other joint ventures. We have $423 thousand of loan commitments to franchisees to fund as of September 30, 2001. Additionally, we expect to invest up to $1.8 million as part of our required equity contributions in the GE Capital joint ventures during the remainder of 2001.

Sometimes we acquire facilities in exchange for Units. The Units are redeemable after one year for cash or, at our option, shares of our common stock. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At September 30, 2001 we had 3.1 million Units outstanding, which were primarily redeemable, payable by us in cash, or, at our option, in shares of our common stock, at the initial exchange ratio of one share for each unit (redemption value of $122.6 million based upon a price per Unit of $39.60 at September 30, 2001).

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

We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. At September 30, 2001, we can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depository shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership. We had net repayments in the nine months ended September 30, 2001 of $3.4 million. For the same period in 2000, net borrowings totaled $66.8 million. On September 17, 2001, the Company amended its revolving line of credit with a group of commercial banks. Under the credit agreement, the company can borrow up to $225 million at a spread over LIBOR of 115 basis points. The amended line of credit will mature on September 17, 2004 and does include a one-year extension option. On October 16, 2001, the company amended its $40 million line of credit with a commercial bank. The amended line bears interest at spread over LIBOR and matures on July 31, 2002., and is renewable at that time. Additionally, in December of 2000, Franchise closed on a $10 million unsecured line of credit with a commercial bank, which bears interest at a spread over LIBOR, matures on December 29, 2001 and is renewable at that time. Franchise is fully drawn on the line as of September 30, 2001.

We paid approximately $57.3 million in dividends during the first nine months of 2001, compared to $56.9 million for the same period in 2000. The increase between the two periods was due to a 2.9% increase in the dividend rate, from $.69 to $.71 per share, partially offset by a reduction in the number of shares outstanding, reflecting our 1999-2000 stock repurchase initiative. There were approximately 27.5 million weighted average shares outstanding through the nine months ended September 30, 2000 compared to 27.3 million weighted average shares for the same time period in 2001. Preferred unit dividends remained constant at $4.3 million for the nine months ended September 30, 2000 and 2001, as the number of units and rate remained unchanged. Distributions to minority interests decreased from $7.3 million in the first nine months of 2000 to $6.8 million in 2001, mainly due to a reduction in total Partnership Units outstanding. There were 3.5 million weighted average Partnership units outstanding through the first nine months of 2000, compared to 3.1 million for the same period in 2001, a decrease brought about by the election of Unitholders to redeem 407 thousand Partnership Units since September 2000. These Units were converted, at our election, into shares of our common stock. Again, there was a 2.9% rate increase, corresponding to dividends, but this was more than offset by the approximate 9.6% decrease in Partnership units outstanding.

As noted previously, in December of 1999, we authorized a plan to repurchase up to 5% of our common shares outstanding, and, in the third quarter of 2000, we completed that repurchase program. During the nine months ended September 30, 2000, we repurchased 1.2 million shares at a total cost of $34.9 million.

We have incurred approximately $3.6 million in the first nine months of 2001 for both scheduled maintenance and repairs and the conforming of facilities acquired from 1994 to 2000 to our standards. We expect to incur an additional $225 thousand in the remaining three months of the year.

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

Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit and construction advances made to franchisees. If interest rates increased by 25 basis points, our interest expense for the nine months ended September 30, 2001 would have increased by approximately $319 thousand, based on average outstanding balances during that period. But that expense increase would have been offset by a corresponding increase of approximately $208 thousand in interest income. Our line of credit borrowings are tied to LIBOR and our advances to franchisees to the prime rate. Movement in these indices will not necessarily parallel each other.

Funds from Operations (“FFO”)

We believe FFO should be considered in conjunction with net income and cash flows when evaluating our operating results because it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust’s (NAREIT) definition of FFO which, effective January 1, 2000, includes non-recurring results of operations, except those defined as “extraordinary items” under GAAP. Since we have historically not added back non-recurring items to our calculation, we were not required to restate prior period FFO amounts. Our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. In calculating FFO, we add back only depreciation and amortization of revenue-producing property. As such, our FFO may not be comparable to other REITs that may add back total depreciation and amortization.

The following table illustrates the components of our FFO for the three months and nine months ended September 30, 2001 and September 30, 2000:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
Funds from Operations Attributable	September 30,	September 30,	September 30,	September 30,
to Company Shareholders:	2001	2000	2001	2000

(in thousands, except per share data)
Net Income	$18,538	$16,888	$49,675	$46,651

Gain on Sale of Assets*	—	15	—	(578)

Depreciation & Amortization	10,472	10,113	30,798	29,403

Depreciation from Unconsolidated Entities	519	350	1,308	686

Less Depreciation of Non-Revenue Producing Property	(692)	(1,060)	(2,702)	(2,972)

Consolidated FFO	$28,837	$26,306	$79,079	$73,190

Minority Interest Share of Gain on Sale	—	(2)	—	65

Minority Interest Share of Depreciation & Amortization from Unconsolidated Entities	(53)	(39)	(138)	(76)

Minority Interest Share of Depreciation & Amortization	(994)	(1,018)	(2,961)	(2,962)

FFO Available to Company Shareholders	$27,790	$25,247	$75,980	$70,217

*Excludes $295 gain on sale of undepreciated land in the first quarter of 2000.

During the third quarter of 2001, we declared a dividend per share of $0.71, which is an increase of 2.9% over the third quarter 2000 dividend of $0.69. To date, $2.13 per share in dividends have been declared in 2001, compared to $2.07 in 2000, again a 2.9% increase. As a qualified REIT, we are required to distribute a substantial portion of our net taxable income as dividends to our shareholders. While our goal is to generate and retain sufficient cash flow to meet our operating, capital and debt service needs, our dividend requirements may require us to utilize our bank lines of credit and other sources of liquidity to finance property acquisitions and development, and major capital improvements. See “Liquidity and Capital Resources” section.

Recent Accounting Developments

As indicated in the Notes to the Consolidated Financial Statements, the Financial Accounting Standards Board (FASB) recently issued FASB Statement No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Both of these statements will be effective for fiscal year 2002. Due to the limited amount of goodwill and other intangibles that we have previously recorded, the adoption of these statements is not expected to have a material impact on either our financial position or our results of operations.

The FASB has also issued FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and will be not be effective until fiscal year 2003. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be effective for fiscal year 2002. The initial adoption of both of these statements is not expected to have a material impact on the Company’s financial position or results of operations.

Legal Proceedings

On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed until 30 days after the conclusion of appellate proceedings in an unrelated case, not involving the Company, challenging the constitutionality of a new statute passed by the Maryland legislature relating to late fees. While an estimate of the possible loss or range of losses cannot be currently made, we do not believe this case will have any material adverse effect upon the Company’s financial position. However, if, during any period, the potential contingency should become probable, the results of operations in such period could be materially affected.

On November 6, 2001, purported class action lawsuits were filed by four alleged shareholders of the Company in the Chancery Court in Memphis, Tennessee and on November 8, 2001 purported class actions lawsuits were filed by two alleged shareholders in the Chancery Court in Memphis, Tennessee, naming the Company, Security Capital Group, Inc., SC Realty, Inc. (only as to Case No. CH-01-2286-1 and Case No. CH-01-2284-1) and each member of the Board of Directors of the Company as defendants (Case Nos. CH-01-2281-1, CH-01-2282-3, CH-01-2286-1, CH-01-2302-2, CH-01-2303-2 and CH-01-2284-1). The purported class actions allege that the defendants have violated a duty of fair dealing and other fiduciary duties to the shareholders in modifying the standstill agreement with Security Capital and considering Security Capital’s proposal generally (See next Section, “Activities of the Special Committee of the Board of Directors”, for further details regarding Security Capital’s proposal.) Security Capital’s proposal has been included as part of the Company’s Form 8-K filed on November 8, 2001. The purported class actions seek: (1) to enjoin the consummation of a sale of the Company to Security Capital, and (2) if such sale is consummated, to rescind it and recover rescissionary and other damages suffered by the plaintiffs as a result of the transaction. The Company has not yet been served with all of these lawsuits and has not filed responsive pleadings, as of this date, in any of the lawsuits. The Company believes the lawsuits are without merit and intends to defend them vigorously.

Activities of the Special Committee of the Board of Directors

On September 10, 2001, we announced that our Board of Directors had unanimously approved the formation of a Special Committee of five independent directors, which would explore the intentions of Security Capital Group with respect to its equity ownership in us, given Security Capital’s prior public announcements. Security Capital currently owns approximately 43% of our outstanding shares and has recently announced a plan to reposition or sell its investment in several of its portfolio companies and focus its attention on certain key businesses where it owns, or plans to own, all of the equity securities in those businesses. On October 8, 2001, we announced that the Special Committee had determined, after discussions with Security Capital Group, that it would be advisable for us to receive a proposal from Security Capital Group with respect to an extraordinary transaction between our two companies. On November 7, 2001, we announced that the Special Committee had received a proposal from Security Capital Group with respect to an extraordinary transaction between our two companies, and, after consideration, unanimously agreed to respond to the proposal. A copy of the proposal from Security Capital Group has been included as part of our Form 8-K filing dated November 8, 2001.

Forward Looking Statements and Risk Factors

Certain information included in this Form 10-Q that is not historical fact is based on our current expectations. This includes statements regarding anticipated future development and acquisition activity, the impact of anticipated rental rate increases on our revenue growth, our future anticipated revenues, expenses, net income growth, returns, and future capital requirements and sources, among others. Words such as “believes”, “expects”, “anticipate”, “intends”, “plans” and “estimates” and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties and, accordingly, actual results may differ materially. The following factors, among others, may affect the Company’s future financial performance and could cause actual results to differ materially from the forward-looking statements:

•	Changes in the economic conditions in the markets in which we operate, such as unexpected increases in supply and competition, unexpected changes in financial resources of our customers, or unexpected increases in prevailing wage levels or in insurance, taxes or utilities, could negatively impact our ability to raise our rents or control our expenses, thus reducing our net income.

•	Competition for development or acquisition sites could drive up costs, making it unfeasible for us to develop or acquire properties in certain markets.

•	New development opportunities could be limited due to an inability to obtain zoning and other local approvals.

•	Amounts that we charge for late fees have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could decrease, materially affecting the results of operations.

•	The conditions affecting the bank, debt and equity markets could change, increasing our cost of capital or reducing its availability on terms satisfactory to us either of which could reduce our returns or restrict our growth.

•	Costs related to compliance with laws, including environmental laws could increase, reducing our net income.

•	General business and economic conditions could change, adversely affecting occupancy and rental rates, thereby reducing our revenue.

•	Unfavorable outcome(s) in the pending litigation described in Item 2 of this Form 10-Q could ultimately reduce our net income.

•	Changes in tax laws or market conditions could make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values.

•	Construction costs and the timing of a development project may exceed our original estimates, resulting in reduced returns on investment and delayed realization of returns.

•	The level of on-balance sheet development could exceed current expectations resulting in higher than anticipated dilution to our earnings.

We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances. Such statements speak only as of the date that they are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See disclosure in the section entitled “Qualitative and Quantitative Disclosure About Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

See disclosure in the section entitled “Legal Proceedings” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 25.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

The exhibits required by Item 601 of Regulation 8-K are listed in the Index to Exhibits, which is incorporated by reference.

b.	Reports on Form 8-K

On September 10, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our September 10, 2001 press release.

On September 19, 2001, we filed a Current Report on Form 8-K. The filing included information concerning our September 17, 2001 amendment of our revolving line of credit agreement with a group of commercial banks.

On October 9, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our October 8, 2001 press release.

On October 23, 2001, we filed a Current Report on Form 8-K. The filing included information concerning our entering into an amended loan agreement with a commercial bank effective October 16, 2001.

On November 1, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our October 31, 2001 press release.

On November 2, 2001, we filed a Amended Current Report on Form 8-K/A. The filing corrected certain information contained in our October 31, 2001 press release concerning third quarter earnings filed on September 1, 2001 under a Current Report on Form 8-K.

On November 5, 2001, we filed a Current Report on Form 8-K. The filing related to our October 31, 2001 press release.

On November 8, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our November 7, 2001 press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 14, 2001

Storage USA, Inc.

By:	/s/ Christopher P. Marr

Christopher P. Marr
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of First Amendment to Severance Agreements between the Company and each of the following executives, effective August 1, 2001:
Dean Jernigan, Chairman of the Board, Chief Executive Officer & President; Christopher P. Marr, Chief Financial Officer; Karl T. Haas, Executive Vice President, Operations; John W. McConomy, Executive Vice President, General Counsel & Secretary; Edwin F. Ansbro, Senior Vice President, Chief Development Officer, Storage USA Franchise Corp.; Francis C. (“Buck”) Brown III, Senior Vice President, E-commerce; Richard B. Stern, Senior Vice President, Development & Construction; Bruce F. Taub, Senior Vice President, Acquisitions; Mark E. Yale, Senior Vice President, Financial Reporting; Michael P. Kenney, Vice President Operations – Western Division; Stephen R. Nichols, Vice President Operations – Eastern Division; Richard J. Yonis, Vice President Operations – Central Division

10.2	Form of Severance Agreement between the Company and each of the following executives, effective August 1, 2001:
Bill K. Bugg, Jr., Vice President Development Central; Jerry W. Esmond, Vice President, Construction Reporting; Lee A. Harkavy, Vice President, Capital Markets and Franchise Lending; Kevin W. Kern, Vice President, Associate General Counsel; Karen Langham, Vice President, Operational Support; Larry A. Nelson, Vice President, National Construction; Philip H. Rogers, Vice President, Information Systems; Tracy M. Sells, Vice President, Franchise Development; Janice D. Tupman, Vice President, Human Resources

10.3	Form of Executive Officer Indemnification Agreement between the Company and each of the following executives, effective August 1, 2001:
Christopher P. Marr, Chief Financial Officer; John W. McConomy, Executive Vice President, General Counsel & Secretary; Mark E. Yale, Senior Vice President, Financial Reporting

10.4	Form of Indemnification Agreement between the Company and each of the named directors, effective August 1, 2001:
Dean Jernigan, Chairman of the Board, Chief Executive Officer & President; C. Ronald Blankenship; Howard Colhoun; Alan B. Graf, Jr.; Mark Jorgensen; Caroline S. McBride; John P. McCann; William D. Sanders; Harry J. Thie

10.5*	Letter Agreement with Security Capital Group Incorporated, dated September 7, 2001.

10.6**	Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 17, 2001.

10.7***	Letter Agreement with Security Capital Group Incorporated, dated October 7, 2001.

10.8****	Second Amended and Restated Loan Agreement, dated as of October 16, 2001.

10.9+	Letter Agreement with Security Capital Group Incorporated, dated October 31, 2001.

*	Filed as an Exhibit to our Current Report on Form 8-K, filed September 10, 2001, and incorporated by reference herein.

**	Filed as an Exhibit to our Current Report on Form 8-K, filed September 19, 2001, and incorporated by reference herein.

***	Filed as an Exhibit to our Current Report on Form 8-K, filed October 9, 2001, and incorporated by reference herein.

****	Filed as an Exhibit to our Current Report on Form 8-K, filed October 23, 2001, and incorporated by reference herein.

+	Filed as an Exhibit to our Current Report on Form 8-K, filed November 1, 2001, and incorporated by reference herein.