Form 10-K405
period 2001-12-31
STORAGE USA INC
filed 2002-03-29
CIK 912116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 2001

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
      State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of this registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No___

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,234,690,662 as of March 11, 2002, based on 28,640,470 shares held by non-affiliates of the registrant and based upon the closing price of $43.11 for the common stock on the New York Stock Exchange. (For this computation, the registrant has excluded the market value of all shares of our Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

                                  28,640,470
     (Number of shares outstanding of the registrant's Common Stock, as of
                                 March 11, 2002)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                               TABLE OF CONTENTS

Item     Description                                                       Page
----     -----------                                                       ----

                                    PART I

1.       Business                                                             3
2.       Properties                                                           8
3.       Legal Proceedings                                                    9
4.       Submission of Matters to a Vote of Security Holders                 11

                                    PART II

5.       Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                 12
6.       Selected Financial Data                                             13
7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               14
7A.      Quantitative and Qualitative Disclosure About Market Risk           25
8.       Financial Statements and Supplementary Data                         25
9.       Changes and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                25

                                    PART III

10.      Directors and Executive Officers of the Registrant                  26
11.      Executive Compensation                                              28
12.      Security Ownership of Certain Beneficial Owners and Management      29
13.      Certain Relationship and Related Transactions                       31

                                    PART IV

14.      Exhibits, Financial Statements Schedules and Reports on Form 8-K    35

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Storage USA, Inc. (the "Company") is a Tennessee Corporation that was formed in 1985 to acquire, develop, construct, franchise, and own and operate self-storage facilities throughout the United States. On March 23, 1994, we completed an initial public offering (the "IPO"). We are the second largest owner and operator of self-storage space in the United States. At December 31, 2001, we owned 411 facilities containing 28.1 million net rentable square feet and managed 147 facilities for others (including 71 franchisees) containing an additional 9.8 million net rentable square feet. Our owned and managed facilities are located in 33 states and the District of Columbia. We are structured as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT," in which substantially all of our business is conducted through SUSA Partnership, L.P. (the "Partnership"). Under this structure, we are able to acquire self-storage facilities in exchange for units of limited partnership interest, which permits the sellers to partially defer taxation of capital gains. At December 31, 2001, the Company had an approximate 91.4% partnership interest in the Partnership.

     In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. From the initial inception of Franchise until December 31, 2000, the Partnership owned 100% of its non-voting common stock, and accounted for Franchise under the equity method. On January 2, 2001, the Company acquired all of the outstanding voting stock of Franchise. Accordingly, commencing in 2001, the Company consolidates Franchise for accounting purposes.

BUSINESS STRATEGY

     Our business strategy involves a balanced combination of internal growth generated from our existing portfolio and external growth generated from the acquisition, development and franchising of new properties. Our internal growth strategy is to pursue an active leasing policy. This includes marketing available space and renewing existing leases at higher rents per square foot while controlling expense growth. In pursuing opportunities to expand the number of facilities in our system, we primarily seek to add facilities in those metropolitan areas in which we operate. We also selectively enter new markets that have desirable characteristics such as a growing population and a concentration of multifamily dwellings. Our intention is to acquire or develop facilities that have strong retail characteristics and that are attractively designed. By developing new facilities, we believe long-term returns can be provided that could exceed returns achieved by acquired facilities and we are able to capitalize on unsaturated markets where suitable acquisition opportunities may be minimal or nonexistent. These locations may, in some instances, provide long-term returns greater than those available in typical suburban markets. With our proposed acquisition by Security Capital Group, Incorporated ("Security Capital"), and Security Capital's proposed acquisition by GE Capital Real Estate, changes to our existing business strategy could occur, especially as they relate to our external growth plan.

SIGNIFICANT DEVELOPMENTS DURING 2001

     . On January 2, 2001, we acquired all of the outstanding voting stock of Franchise for total consideration of $203 thousand. The transaction was accounted for under the purchase method. The voting stock was acquired from our Chief Executive Officer and President in a Board approved transaction. From the initial inception of Franchise in 1996 until December 31, 2000, we accounted for Franchise under the equity method, including our 97.5% share of the profit or loss of Franchise in Service and Other Income as part of income from equity investments, and our share of the net assets of Franchise in Other Assets. Commencing with the January 2, 2001 change in ownership, however, we now consolidate Franchise for accounting purposes.

     . With the January 1, 2001 implementation of the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act"), taxable REIT subsidiaries gained the ability to provide "non-customary" services to tenants. Accordingly, commencing in 2001, Franchise is offering to our customers direct access to tenant insurance, which insures their stored goods against described perils.

     . In December of 2001, we entered into a definitive purchase and sale agreement with Security Capital, which, as amended, provides for a series of transactions in which all of the holders of our common stock will be entitled to receive $42.50 per share in cash in exchange for the cancellation of their shares, and all holders of limited partnership interests in the Partnership will likewise be entitled to receive, at their option, $42.50 per limited partnership unit. Limited partnership unitholders will be permitted to elect, under the conditions and limitations relating to such an election as provided in the purchase and sale agreement, to continue as limited partners in the surviving partnership. In addition, on December 14, 2001, Security Capital announced it had entered into a definitive agreement to be acquired by GE Capital Real Estate. Our proposed transaction with Security Capital is subject to shareholder approval. If completed, it is expected to close in Spring 2002.

STRATEGIC ALLIANCE WITH SECURITY CAPITAL

     General. On March 19, 1996, we entered into a Strategic Alliance Agreement with Security Capital-US Realty (an affiliate of Security Capital), which has since been amended, in connection with US Realty's initial purchase of approximately 28.7% our shares of common stock. The Strategic Alliance Agreement, as amended, permitted US Realty (and presently permits Security Capital) to purchase up to 42.5% of our common stock, on a fully diluted basis, and to participate in certain offerings of our equity securities. In January 2001, SC Realty Corporation, an indirect wholly-owned subsidiary of Security Capital, acquired all of the Storage USA shares that were owned by US Realty. Pursuant to a July 7, 2000 letter agreement, Storage USA had agreed to permit this transaction, provided that Security Capital agreed to be bound by the Strategic Alliance Agreement and that, among other things, the standstill provisions of that agreement were extended from June 5, 2003 to December 5, 2004. The Strategic Alliance Agreement has been further modified by letter agreements modifying the standstill limitations. As of March 11, 2002, security Capital and its affiliates owned approximately 41.1% of our outstanding shares of common stock.


     Restrictions on Storage USA. The Strategic Alliance Agreement places several restrictions on the ability of Storage USA and its subsidiaries to engage in specified corporate actions, including:
     . incurring total indebtedness in an amount exceeding 60% of the sum of (1) the market value of our outstanding equity on a fully-diluted basis (based on $31.30 per share, the price paid by US Realty in connection with its acquisition of our shares), (2) our consolidated debt as of March 1, 1996 (the date of the purchase by US Realty of our shares), and (3) the acquisition cost of properties acquired after March 1, 1996 (less any proceeds of property dispositions that are distributed to shareholders after that date);
     . owning real property other than self-storage facilities or land suitable for the development of self-storage facilities, the value of which exceeds 10%, at cost, of our consolidated property assets; and
     . terminating our eligibility for treatment as a REIT for federal income tax purposes (or taking any action that would have that effect).
     These restrictions lapse on the earlier to occur of:
     . the termination of Security Capital's standstill obligations as described below; and
     . generally, the first date on which, for a continuous period of 180 days, Security Capital's ownership of our common stock has been below 20% of our outstanding shares.

     The Strategic Alliance Agreement also gives Security Capital consultation rights with respect to major enumerated transactions (such as the acquisition or sale of any assets having a value in excess of $25,000,000 or the issuance of any debt in excess of $150,000,000) and information rights with respect to Storage USA's business and other corporate matters.

     Restrictions on Security Capital. The standstill arrangement in the Strategic Alliance Agreement prohibits Security Capital and its affiliates from acquiring more than 42.5% of our outstanding shares of common stock (or securities convertible into or exchangeable for such shares), on a fully diluted basis. During the standstill period, Security Capital and its affiliates also are prohibited from:
     . becoming members of a "group" for purposes of Section 13(d) of the Exchange Act with an unaffiliated party;
     . selling or otherwise disposing of our common stock, except for transfers (1) in compliance with Rule 144 under the Securities Act, pursuant to a negotiated transaction with a third party, pursuant to the registration rights agreement described below or in connection with a public offering, to affiliates or to bona fide financial institutions for purposes of securing bona fide indebtedness, and (2) which otherwise are not made in violation of our charter or result in any person beneficially owning more than 9.8% of our outstanding shares of common stock;
     . soliciting, encouraging or proposing an extraordinary or change of control transaction involving Storage USA;
     . soliciting proxies, becoming a participant in an election contest, submitting shareholder proposals, or taking similar action involving Storage USA shareholders; and
     . seeking representation on, or a change in the composition of, our board of directors, except as otherwise permitted by the Strategic Alliance Agreement.
     These restrictions and the standstill period expire on December 5, 2004, which date will be extended for one-year periods unless earlier terminated by Security Capital or upon the occurrence of an "early termination event."
     An "early termination event" is any of the following:
     . a material default under any of our or our subsidiaries' debt agreements, instruments, or arrangements;
     . the acquisition by any person or group (other than Security Capital or its affiliates) of more than 9.8% of our voting securities, and the failure of our board of directors to enforce the ownership limits contained in our charter;
     .    any person or group having a number of directors on our board
          (other than not more than two management directors), or having the right or power to elect a number of directors on our board, equal to or greater than the number of directors to which Security
          Capital is entitled;
     . the authorization by us, our board of directors or any committee of the board (with all directors appointed by Security Capital abstaining or voting against) of the solicitation of offers or proposals or indications of interest with respect to any extraordinary or change of control transaction involving Storage
          USA;
     . the written submission by any person or group (other than Security Capital or its affiliates) of a proposal to us, our board of directors or any of our representatives or affiliates with respect to, or otherwise expressing an interest in pursuing any extraordinary or change of control transaction referred to above (other than a proposal that our board of directors promptly determines is not in the best interest of Storage USA);
     .    in connection with any extraordinary or change of control
          transaction referred to above, the removal of any rights plan or anti-takeover provision of our organizational documents;
     .    any material (and uncured) breach of the Strategic Alliance
          Agreement by us or our subsidiaries; or
     . any violation of the restrictions on our ability to incur debt, purchase properties or terminate our REIT eligibility described above.
     The purchase and sale agreement described in "Significant Developments During 2001" provides that execution, delivery and performance of the purchase and sale agreement or of an agreement providing for a superior transaction, in compliance with the terms of the purchase agreement, will not constitute an "early termination event" under the Strategic Alliance Agreement. Further, the exercise of any rights in the purchase and sale agreement, in accordance with and subject to its terms, and the consummation of any of the transactions contemplated by the purchase and sale agreement shall not constitute a violation or attempted violation of any provision of the Strategic Alliance Agreement or our charter or bylaws.
     Also, during the standstill period, Security Capital must vote its shares of our common stock either in accordance with the recommendation of our board of directors or proportionately, in accordance with the votes of the other shareholders. Security Capital may, however, vote such shares at its discretion with respect to the following matters:
     .    any extraordinary transaction submitted to a shareholder vote;
     . any amendment to our charter or bylaws that would reasonably be expected to materially adversely affect Security Capital; or
     . the election of Security Capital's nominees to our board of directors.


     Security Capital's Preemptive Rights. Security Capital is generally entitled under the Strategic Alliance Agreement to purchase up to 35% of any shares of capital stock we issue or shares of capital stock issued by any of our subsidiaries having assets in excess of $200 million, other than in connection with issuances of operating partnership units or issuances pursuant to instruments in existence on the date of the Strategic Alliance Agreement.

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

     We monitor the development of self-storage facilities in our markets. We have facilities in several markets where we believe overbuilding has occurred, including the following:
     . Nashville, TN (represents 2.9% of the Company's total portfolio square footage "sq. ft.")
     .    Atlanta, GA (represents 1.6% of the Company's total portfolio sq.
          ft.)
     . Indianapolis, IN (represents 2.0% of the Company's total portfolio sq. ft.)
     . Salt Lake City, UT (represents 0.5% of the Company's total portfolio sq. ft.)
     In these markets we may experience a minimal reduction in Physical Occupancy and less growth in rental rates than other markets. As a result of the geographic diversity of our portfolio, we do not expect the potential for excess supply in these markets to have a significant impact on our financial condition or results of operations.

     There are three other significant publicly traded REITs and numerous private and regional operators in the self-storage industry. These other companies may be able to accept more risk than we can prudently manage. This competition may reduce the number of suitable acquisition opportunities offered to us and increase the price required to acquire particular facilities. Further, we believe that competition could increase from companies organized with similar objectives. Nevertheless, we believe that the operations, development, and financial experience of our executive officers and directors along with our customer-oriented approach to management of self-storage facilities should enable us to compete effectively.


INFLATION

     We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at our facilities allow for monthly rent increases, which provide us with the opportunity to achieve increases in rental income.

SEASONALITY

     Our revenues typically have been higher in the third and fourth quarter primarily because we increase our rental rates on most of our storage units at the beginning of May. This also occurs because self-storage facilities tend to experience greater occupancy during the late spring, summer, and early fall months due to greater incidence of persons moving during those periods. Accordingly, more customers come to us as a result of moving. We believe that our tenant mix, rental structure, and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to materially affect our results of operations.

EMPLOYEES

     All persons referred to as our employees are employees of the Partnership or our subsidiaries, such as Franchise. As of December 31, 2001, we employed approximately 2,040 employees, of whom approximately 321 were employed part-time (fewer than 30 hours per week) on a regular basis. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

GOVERNMENTAL REGULATION

     The conduct of the self-storage business is regulated by various federal and state laws, both statutory and common law, including those relating to the form and content of rental agreements for individual storage spaces and requirements relating to collection practices and imposition of late fees. Franchise is subject to certain federal and state laws regulating the sale of franchises and other practices with respect to the franchisor/franchisee relationship. Taxation of Real Estate Investment Trusts ("REITs") is subject to governmental regulation under the Internal Revenue Code (the "Code"). The provisions are discussed in greater detail below in "Qualification as a Real Estate Investment Trust." Development of self-storage facilities is impacted by governmental authorities at the local level on matters such as land use and zoning, which can restrict the availability of land for development. However, we do not believe any of these restrictions will have a material impact on Storage USA.

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

     We have operated so as to qualify as a REIT under the federal income tax laws since our taxable year ended December 31, 1994. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. There are no controlling authorities that deal specifically with many tax issues affecting a REIT that operates self-storage facilities. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. We believe we have not taken or omitted to take any action which would reasonably be expected to result in a challenge to our REIT status. To our knowledge, no such challenge is pending or threatened.
     New regulations, administrative interpretations or court decisions could adversely affect our qualification as a REIT or the federal income tax consequences of such qualification. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to shareholders in computing our taxable income. We also would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.
     As noted in "Significant Developments during 2001," on December 5, 2001, we entered into a definitive purchase and sale agreement with Security Capital. This proposed transaction with Security Capital is subject to shareholder approval. If completed, it is anticipated the transaction will close in the spring of 2002. If our contemplated transaction with Security Capital closes this year, our current tax year will end effective as of such closing date. We intend to be taxed as a REIT through the end of the tax year concluding on such closing date. Accordingly, we will comply with all applicable provisions of the Code relating to REITs through the end of such tax year, but no assurance can be given that we will, in fact, be able to qualify as a REIT during this period.
     On December 17, 1999, the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act") was signed into law. The Act includes several provisions affecting REITs (the "REIT Provisions"). The REIT Provisions were effective January 1, 2001 and overhaul the existing tax rules applicable to taxable subsidiaries of REITs. Under the REIT provisions, as of January 1, 2001, we are allowed to own up to 100% of the stock in one or more taxable REIT subsidiaries ("TRSs"). A TRS is a fully taxable corporation that is allowed to perform "non-customary" services to our tenants (i.e. those types of services that would taint the rents from our tenants if provided by
us) and to perform activities unrelated to our tenants, such as third-party management, development, and other independent business activities. In addition, we may lease space in a property to a TRS as long as at least 90% of the leased space in the property is rented to persons other than TRSs and related party tenants and the rent paid by the TRS is substantially comparable to the rent paid by the other tenants for comparable space.
     Our use of TRSs, however, is subject to the following restrictions:
     o  no more than 20% of our assets may consist of securities of TRSs;
     o the tax deductibility of interest paid or accrued by a TRS to us is limited to assure that the TRS is subject to an appropriate level of corporate taxation; and
     o a 100% excise tax will be imposed on non-arm's length transactions between a TRS and us or our tenants.
     The TRS rules grandfathered non-TRS taxable subsidiaries in existence on July 12, 1999, such as Franchise, unless and until the taxable subsidiary engages in a new line of business or acquires a substantial new asset or we acquire, directly or indirectly, additional stock in the taxable subsidiary. The TRS rules permit REITs to convert existing non-TRS taxable subsidiaries into TRSs on a tax-free basis prior to January 1, 2004.
     On January 2, 2001, we acquired all of the outstanding voting stock of Franchise and subsequently elected to treat Franchise as a TRS. We acquired the Franchise stock for total consideration of $203 thousand, in a transaction accounted for under the purchase method. The voting stock was acquired from the Company's Chief Executive Officer and President in a Board approved transaction. Accordingly, we now consolidate Franchise for accounting purposes. With its newly effective TRS status, Franchise is now offering a formerly "non-customary" service to our customers, the opportunity to purchase tenant insurance, which insures their stored goods against described perils.
     In order to qualify as a REIT, each year we must pay out to our shareholders at least 90% of our taxable income, other than any net capital gain. The Act reduced the distribution requirement from 95% to 90% of our taxable income as of January 1, 2001. A REIT that complies with the federal income tax laws governing REITs and distributes at least 90% of its taxable income to its shareholders will not pay federal income tax on its distributed income.

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

SELF-STORAGE FACILITIES

     Our self-storage facilities offer customers fully enclosed units. The customer furnishes his/her own lock, therefore each unit is controlled only by that customer. The average size of a Company-owned facility is 68,400 square feet and contains an average of 669 units. At December 31, 2001, the average rent per square foot for our owned facilities was $12.84. The average direct expense per square foot for a Company owned facility is $2.60. According to "Self-Storage Almanac - 2002," the typical customer base for a self-storage facility is 76% residential, 19% commercial, 3% students and 2% military. At December 31, 2001, the average occupancy of the 411 facilities owned by us was 80% physical and 75% economic.
     Our self-storage facilities are located near major business and residential areas, and generally are clearly visible and easily accessible from major traffic arteries. Computer-controlled access gates, door alarm systems and video cameras generally protect them. These facilities are typically constructed of one-story masonry or tilt-up concrete walls, with an individual roll-up door for each storage space and with removable steel interior walls to permit reconfiguration and to protect items from damage. Sites have wide drive aisles to accommodate most vehicles. At most of the facilities, a property manager lives in an apartment located on site. Climate-controlled space is offered in many facilities for storing items that are sensitive to extreme humidity or temperature. Some of the facilities provide paved, secure storage areas for recreational vehicles, boats and commercial vehicles. The facilities generally contain 400 to 1,000 units varying in size from 25 to 400 square feet. The majority of our tenants are individuals, ranging from high-income homeowners to college students to lower income renters, who typically store furniture, appliances and other household and personal items. Commercial users range from sales representatives and distributors storing inventory to small businesses that typically store equipment, records and seasonal items. The facilities generally have a diverse tenant base of 500 to 600 tenants, with no single tenant occupying more than two percent of the net rentable square feet of a facility.

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

MARKETS

     The following table provides summarized information regarding our owned facilities, including stabilized and non-stabilized properties, as of December 31, 2001.

                  Number of   Available     Available    Physical      Rent per    Economic
State            Properties       Units   Square Feet   Occupancy   Square Foot   Occupancy
-------------------------------------------------------------------------------------------
Alabama                   2        821        104,940       78.0%        $10.28       69.7%
Arizona                  18     11,349      1,101,318       81.2%         10.26       76.1%
California               76     56,992      5,737,783       84.9%         13.84       77.5%
Colorado                  3      1,977        223,299       76.4%         10.93       67.4%
Connecticut               7      5,139        586,934       83.1%         14.91       70.9%
Florida                  31     24,994      2,305,013       80.4%         13.95       74.7%
Georgia                   6      3,737        437,808       70.3%          9.06       65.5%
Illinois                  2      1,348        122,625       44.5%         15.45       42.8%
Indiana                  19      8,389        981,973       74.7%          7.64       69.3%
Kansas                    1        400         47,550       76.2%          8.19       74.5%
Kentucky                  5      2,685        322,803       74.4%          8.07       68.2%
Massachusetts            13      7,439        848,881       83.4%         13.23       75.7%
Maryland                 18     14,018      1,319,697       76.2%         17.16       70.9%
Michigan                 14      8,095        926,025       83.2%         11.16       79.0%
Missouri                  2      1,090        123,105       73.3%          9.65       64.4%
North Carolina            3      1,889        197,934       71.1%          8.73       61.9%
New Jersey               18     12,477      1,219,047       82.0%         17.18       75.3%
New Mexico               10      5,021        549,214       78.4%          9.20       73.4%
Nevada                   11      6,824        758,440       84.8%          9.81       80.3%
New York                 24     27,124      1,660,004       79.9%         24.66       73.4%
Ohio                     25     11,291      1,550,491       77.0%          7.91       73.0%
Oklahoma                 14      7,374        891,270       82.4%          6.68       80.7%
Oregon                    3      2,119        202,665       85.5%         12.91       78.5%
Pennsylvania              9      6,645        610,618       81.9%         14.20       78.5%
Tennessee                37     20,256      2,508,062       73.0%          8.60       71.6%
Texas                    21     12,936      1,472,477       83.2%         10.43       79.9%
Utah                      2        989        136,785       82.7%          7.86       78.7%
Virginia                 15     10,382      1,037,295       77.1%         17.99       70.0%
Washington                2      1,328        130,150       78.9%         13.18       74.1%
                 --------------------------------------------------------------------------
                        411    275,128     28,114,206       80.1%        $12.84       74.5%
                 ==========================================================================

ITEM 3. LEGAL PROCEEDINGS.

     General. Actions for negligence or other tort claims occur routinely in the ordinary course of our business, but none of these proceedings involves a material claim for damages (in excess of applicable excess umbrella insurance coverage). We do not anticipate that any amounts which we may be required to pay as a result of an adverse determination of such routine legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on our financial position or results of operation.
     Grunewald v. Storage USA, Inc. On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed until 30 days after the conclusion of appellate proceedings in an unrelated case, not involving the Company, challenging the constitutionality of a new statute passed by the Maryland legislature relating to late fees. While an estimate of the possible loss or range of losses cannot be currently made, we do not believe this case will have any material adverse effect upon the Company's financial position. However, if, during any period, the potential contingency should become probable, the results of operations in such period could be materially affected.

     In Re Storage USA, Inc. Shareholder Litigation. Seven putative class action lawsuits were filed on or about November 6 and 8, 2001, by alleged shareholders of Storage USA in the Chancery Court of Memphis, Tennessee. An additional suit was filed in the Chancery Court of Davidson County. On December 14, 2001, a Consent Order was entered providing for the consolidation of the Shelby County actions and similar actions thereafter filed, the designation of lead plaintiffs' counsel and the filing of a Consolidated and Amended Class Action Complaint. The Order further provides that upon transfer of the Davidson County action to Shelby County, that action will be consolidated with those in Shelby County.
     On December 17, 2001, lead plaintiffs' counsel filed a putative Consolidated and Amended Class Action Complaint in the Chancery Court of Shelby County. The defendants named in that complaint are Storage USA, each of the Directors of Storage USA, Security Capital, Storage USA Trust and the Partnership. The complaint alleges, among other things, that the individual defendants have breached their fiduciary duties to shareholders by structuring the purchase and sale agreement so as to deprive themselves of the ability to consider certain possible competing proposals and by delegating to Security Capital the authority to set the parameters for acceptance or rejection of any offer of superior value for Storage USA, thereby depriving plaintiffs of the true value of their investment in Storage USA. The complaint also alleges that Security Capital breached fiduciary duties to other shareholders of Storage USA and failed to treat those shareholders with entire fairness. On December 19, 2001, plaintiffs filed a Motion for Preliminary Injunction seeking, among other things, to enjoin the proposed transactions between Security Capital and Storage USA, or in the alternative, to declare certain sections of the purchase and sale agreement between Security Capital and Storage USA invalid and void, and if the transactions are consummated, to rescind them and recover rescissionary and other damages suffered by the plaintiffs as a result of the transactions.
     Following negotiations subsequent to the announcement of the transactions, on January 17, 2002, the parties to the litigation entered into a memorandum of understanding setting forth an agreement in principle with respect to the settlement of the purported class actions. As part of the settlement, Security Capital agreed to increase the consideration to be paid in the transactions to Storage USA shareholders from $42.00 to $42.50 per share.
     In the memorandum of understanding the parties to the litigation agreed to use their best efforts to execute as soon as practicable final settlement documentation as may be required in order to obtain final court approval of the settlement, the dismissal of the actions and the release of all claims against the defendants, in accordance with the terms of the memorandum of understanding. In addition to court approval, consummation of the settlement is subject to the completion by the plaintiffs of confirmatory discovery reasonably satisfactory to plaintiffs' counsel and to consummation of the transactions.
     The increase from $42.00 to $42.50 in the cash consideration payable to Storage USA shareholders and limited partners of the Partnership was negotiated at arm's length in a series of discussions between representatives of plaintiffs' counsel and counsel for Security Capital, in which a financial expert retained by plaintiffs' counsel and representatives of Security Capital's financial advisor also participated.
     In connection with the settlement, the parties to the purchase and sale agreement entered into the letter agreement amending the purchase and sale agreement to provide that all references in the purchase and sale agreement to $42.00 will for all purposes be deemed references to $42.50. Regardless of whether court approval of the settlement is obtained prior to consummation of the transactions or the other conditions to the settlement are satisfied, Storage USA shareholders will receive the increased consideration if the transactions are consummated.
     In the event that the court approves the proposed settlement in accordance with its terms, members of the class defined in the settlement will be deemed to have released all claims they had or may have had with respect to the transactions and related matters as reflected in the settlement agreement and proposed final judgment, and will accordingly be barred from asserting any such claims in judicial proceedings. Members of the class defined in the settlement consist of public shareholders of Storage USA (other than Security Capital and its affiliates) at any time during the period from September 10, 2001 (the date on which Storage USA announced that it had modified its standstill arrangement with Security Capital to permit Security Capital to engage in discussions with the special committee concerning Security Capital's intentions relating to its investment in Storage USA) through and including the date of completion of the transactions.
     In connection with the litigation, each of our directors and executive officers who are parties to indemnification agreements with Storage USA have submitted claims to us for reimbursement of indemnifiable expenses under such indemnification agreements.
     Winnerman et. al. v. Storage USA, Inc. On March 12, 2002, a group of limited partners of the Partnership owning in the aggregate 463,732 limited partnership units filed suit in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis against Storage USA, the Partnership and Security Capital. The plaintiffs purport to bring the action individually on their own behalf and as a class action on behalf of all limited partners of the Partnership and on behalf of a subclass of those limited partners who are parties to tax deferral agreements with the Partnership. The plaintiffs seek to enjoin the transactions on the grounds that the transactions are in violation of the existing partnership agreement of the Partnership, of the Tennessee Revised Uniform Limited Partnership Act and of the tax deferral agreements. The plaintiffs allege in the complaint that they seek to prevent the plaintiffs and other limited partners of the Partnership from being cashed out from the Partnership without a vote and without appraisal rights and at an unfair price and from being coerced to give up their existing contractual rights under the existing partnership agreement and the tax deferral agreements. The complaint purports to state causes of action against all of the defendants for alleged breach of fiduciary duty on the grounds that the vote of the minority limited partners is not being sought for the Transactions, the limited partners are not being offered appraisal rights in the Transactions and the special committee did not contain any limited partners or representatives of the limited partners. The complaint further purports to state causes of action against all defendants for violation of the Tennessee Revised Uniform Limited Partnership Act by asserting that Storage USA's ownership of both general and limited partnership interests amounts to a conflict of interest and that therefore the limited partners, other than Storage USA, should be offered the opportunity to vote on the Transactions. The complaint purports to state an additional cause of action against both Storage USA and the operating partnership for breach of the existing partnership agreement because the minority limited partners are not being afforded the right to vote on the Transactions or the proposed amendment and restatement of the operating partnership's partnership agreement. The plaintiffs further assert that the consummation of the Transactions will trigger adverse tax consequences for them contrary to the provisions of their tax deferral agreements. The complaint alleges that Security Capital was aware of the contractual relationships between the plaintiffs and Storage USA and the operating partnership under the tax deferral agreements and that Security Capital caused and aided and abetted the breaches of, and interfered with, these contractual relationships. The relief sought in the complaint includes preliminarily and permanently enjoining the transactions, rescinding and setting aside the proposed transactions in the event they are consummated, ordering the appointment of a special committee comprised of limited partners and the plaintiff class representatives and their attorneys to insure fair protection and adequate procedural safeguards in connection with any transaction for the buyout of the limited partners' units of the Partnership, specifically enforcing the existing partnership agreement and the tax deferral agreements, and awarding compensatory damages, prejudgment interest, and attorneys' and experts' fees and expenses. A hearing has been scheduled for June 5, 2002 with respect to the preliminary injunction sought by the plaintiffs'. If the plaintiffs are not successful in preliminarily and permanently enjoining the Transactions, they may continue to seek compensatory damages.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

     The Common Stock has been listed on the New York Stock Exchange since March 16, 1994 (NYSE: "SUS"). The following table sets forth the high and low sales price on the New York Stock Exchange for the applicable periods.

                          High           Low       Dividends
                     ----------------------------------------
2001

 Fourth Quarter        $   43.5000   $   38.6700   $   0.7100
 Third Quarter         $   40.4900   $   35.0000   $   0.7100
 Second Quarter        $   36.5000   $   31.5200   $   0.7100
 First Quarter         $   33.7500   $   29.7400   $   0.7100
2000
 Fourth Quarter        $   32.6250   $   27.1250   $   0.6900
 Third Quarter         $   31.5000   $   28.8130   $   0.6900
 Second Quarter        $   31.8130   $   28.8750   $   0.6900
 First Quarter         $   32.0000   $   28.8130   $   0.6900

The approximate number of shareholders on March 11, 2002 was 8,927.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following schedule sets forth selected financial information of Storage USA, Inc. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the Consolidated Financial Statements and Notes thereto in this report.

                                                                               For the Years Ended
                                                       2001            2000          1999             1998            1997
                                                  ----------------------------------------------------------------------------
                                                               (Amounts in thousands, except share and per share data)
Total operating revenues                            $    295,370    $   264,443    $   251,152     $   221,714     $   160,570
Total operating expenses                                 168,599        144,402        131,935         116,097          78,796
------------------------------------------------------------------------------------------------------------------------------
Income from operations                              $    126,771    $   120,041    $   119,217     $   105,617     $    81,774
------------------------------------------------------------------------------------------------------------------------------
Interest expense, net                               $   (49,085)    $  (45,237)    $  (41,297)     $  (36,579)     $  (16,028)
------------------------------------------------------------------------------------------------------------------------------
Income before minority interest and gain
  on exchange                                             77,686         74,804         77,920          69,038          65,746
Gain/(loss) on exchange of self-storage
  facilities                                               (291)          1,175            181           (284)           2,569
Minority interest                                       (13,163)       (13,742)       (14,154)         (8,356)         (5,899)
------------------------------------------------------------------------------------------------------------------------------
Net income                                          $     64,232    $    62,237    $    63,947     $    60,398     $    62,416
------------------------------------------------------------------------------------------------------------------------------
Basic net income per common share                   $       2.34    $      2.27    $      2.29     $      2.18     $      2.33
------------------------------------------------------------------------------------------------------------------------------
Diluted net income per common share                 $       2.31    $      2.26    $      2.28     $      2.17     $      2.31
------------------------------------------------------------------------------------------------------------------------------
Distributions per common share                      $       2.84    $      2.76    $      2.68     $      2.56     $      2.40
------------------------------------------------------------------------------------------------------------------------------
Funds from operations (FFO) (1)                     $    100,466    $    94,313    $    92,721     $    85,655     $    77,315
------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by/(used in):
Operating activities                                $    129,186    $   115,625    $    99,595     $   107,358     $    72,219
Investing activities                                    (26,519)       (43,462)       (29,660)       (345,278)       (362,888)
Financing activities                                   (104,548)       (68,817)       (71,059)         239,571         290,518
------------------------------------------------------------------------------------------------------------------------------
As of December 31:
Total assets                                        $  1,756,334    $ 1,766,770    $ 1,754,919     $ 1,705,627     $ 1,259,800
Total debt                                               854,174        873,982        818,116         797,124         474,609
Shareholders' equity                                     674,493        652,147        690,895         698,542         695,415
------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding                             28,278,104     27,019,095     27,865,932      27,727,560      27,634,790
------------------------------------------------------------------------------------------------------------------------------


(1) We believe funds from operations, or "FFO" should be considered in conjunction with net income and cash flows when evaluating our operating results because it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust's (NAREIT) definition of FFO which, effective January 1, 2000, includes non-recurring results of operations except those defined as "extraordinary items" under GAAP. Since we have historically not added back non-recurring items to our calculation, we were not required to restate prior period FFO amounts. In calculating FFO, we add back to net income any gains or losses recognized on the sale of self-storage facilities and depreciation and amortization relating only to revenue-producing property including such depreciation from unconsolidated entities. Investors should be aware that items excluded from or added back to FFO are significant components in understanding and assessing our financial performance. In addition, our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. For example, our FFO may not be comparable to other REITs that may add back total depreciation and amortization.

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

     The following are definitions of terms used throughout this discussion that will be helpful in understanding our business.
..    Physical Occupancy means the total net rentable square feet rented as of the date (or period if indicated) divided by the total net rentable square feet available.
..    Scheduled Rent Per Square Foot means the average market rate per square foot of rentable space.
..    Net Rental Income means income from self-storage rentals less discounts.
..    Realized Rent Per Square Foot means the annualized result of dividing Net
     Rental Income by total square feet rented.
..    Direct Property Operating Cost means the costs incurred in the operation of a facility, such as utilities, real estate taxes, and on-site personnel. Costs incurred in the management of all facilities, such as accounting personnel and management level operations personnel are excluded.
..    Net Operating Income ("NOI") means total property revenues less Direct
     Property Operating Costs.
..    Annual Capitalization Rate ("Cap Rate") Yield means NOI of a facility divided by the total capitalized costs of the facility.
..    Funds From Operations ("FFO") means net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization of revenue-producing property, and after adjustments for unconsolidated partnerships and joint ventures.
..    Same-Store Facilities includes all facilities that we owned for the entire period of both comparison periods. Development properties and expansions are removed from these groups to avoid skewing the results.

OVERVIEW

     Storage USA, Inc. is one of the largest owners and operators of self-storage space in the United States. We are a fully integrated, self-administered and self-managed real estate investment trust, and are engaged in the management, acquisition, development, construction and franchising of self-storage facilities. We are structured as an umbrella partnership real estate investment trust, commonly referred to as an "UPREIT," in which substantially all of our business is conducted through the Partnership. As of December 31, 2001, we owned, managed and franchised 558 self-storage facilities containing approximately 37.9 million square feet located in 33 states and the District of Columbia.

     In 1996, we formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. From the initial inception of Franchise until December 31, 2000, we owned 100% of its non-voting common stock, and accounted for Franchise under the equity method. We included its 97.5% share of the profit or loss in Service and Other Income as part of income from equity investments, and its share of the net assets of Franchise in Other Assets. On January 2, 2001, we acquired all of the outstanding voting stock of Franchise for total consideration of $203 thousand. The stock was acquired from our Chief Executive Officer and President in a Board approved transaction. Accordingly, we now consolidate Franchise for accounting purposes.

     In December of 2001, we entered into a definitive purchase and sale agreement with Security Capital Group Incorporated ("Security Capital"), which, as amended, provides for a series of transactions in which all of the holders of our common stock will be entitled to receive $42.50 per share in cash in exchange for the cancellation of their shares, and all holders of limited partnership interests in the Partnership will be entitled to receive, at their option, $42.50 per limited partnership unit. Unitholders will be permitted to elect, under the conditions and limitations relating to such an election as provided in the purchase and sale agreement, to continue as limited partners in the surviving partnership. Consummation of the transactions contemplated by the purchase and sale agreement is subject to approval by our shareholders, and if completed, is expected to close in spring 2002. On December 14, 2001, Security Capital announced it had entered into a definitive agreement to be acquired by GE Capital Real Estate. GE Capital Real Estate's acquisition of Security Capital is subject to the approval of Security Capital's shareholders. For more information regarding the series of events surrounding our potential acquisition by Security Capital, please refer to Note 17, Activities of the Special Committee of the Board of Directors from the Notes to the Consolidated Financial Statements.

INTERNAL GROWTH

     During 2001, we continued to pursue our internal growth strategy of aggressively marketing available space, renewing existing leases at higher rents per square foot, controlling expense growth and leveraging off of technology to improve our operating results. Consistent with our past focus on technology, we are currently in the process of testing our new, internally-developed property management system, PropertyMax. We have invested approximately $3 million into the software, which we anticipate having fully functional throughout our system by the end of 2002. We believe that our internal growth can best be evaluated by examining the "year over year" results of our same-store facilities, which showed revenue growth of 6.2%, expense growth of 6.7% and overall NOI growth of 6.0% for the year.

     The following table details selected same-store statistics comparing 2001 results to 2000 results at the end of each quarter:


                                                                       Scheduled     Scheduled
                  Number of   Same-store   Same-store   Same-store      Rent Per      Rent Per    % Increase    Physical    Physical
Quarter/Year     Same-store      Revenue      Expense        NOI %   Square Foot   Square Foot   in Rent Per   Occupancy   Occupancy
Ended            Facilities       Growth       Growth       Growth          2001          2000   Square Foot        2001        2000
------------------------------------------------------------------------------------------------------------------------------------
March 31                362         8.6%         6.9%         9.4%        $12.46        $11.92          4.5%         84%         83%
June 30                 364         7.5%         9.0%         7.0%        $12.73        $11.96          6.4%         85%         85%
September 30            372         5.7%         7.3%         5.0%        $12.71        $12.09          5.1%         86%         86%
December 31             368         3.8%         4.9%         3.4%        $12.63        $12.18          3.7%         83%         84%
Year: 2001              347         6.2%         6.7%         6.0%        $12.65        $12.04          5.1%         85%         85%


     Expense growth in 2001 was 6.7%. Repairs and maintenance expenses grew 16.3% from 2000 to 2001 due to increased first quarter snow removal costs and the timing of major maintenance projects. Utilities showed an increase of 11.9% in 2001 primarily due to increased gas and electric rates throughout all markets. First quarter expense was also higher due to a colder winter in 2001 than in 2000, and corresponding increased energy usage. Insurance costs increased 39.2% in 2001 due to significant increases in premiums for health, property, liability and workers' compensation coverages. Taxes also grew from 2000 to 2001, a 4.0% increase chiefly due to tax assessment increases in a number of our markets.

                                     2001        2000        Change
                                -----------------------------------
                                            (in thousands)
Revenues                             $241,055    $227,009      6.2%

Expenses
Repairs and maintenance                 5,142       4,423     16.3%
Utilities and trash                     6,638       5,930     11.9%
Insurance                               2,017       1,449     39.2%
Taxes                                  19,152      18,423      4.0%
All other                              37,094      35,390      4.8%
                                -----------------------------------
Total Expenses                         70,043      65,615      6.7%
                                -----------------------------------
Net Operating Income                 $171,012    $161,394      6.0%
                                ===================================

     The following table details selected same-store statistics comparing 2000 results to 1999 results at the end of each quarter. We initiated a change in our late fee policy in 2000, which significantly reduced late fee income for the year. Therefore, for comparison purposes, we are excluding the impact of late fees from same-store revenue growth and same-store NOI growth for both periods.


                                                                       Scheduled     Scheduled
                  Number of   Same-store   Same-store   Same-store      Rent Per      Rent Per    % Increase    Physical    Physical
Quarter/Year     Same-store      Revenue      Expense        NOI %   Square Foot   Square Foot   in Rent Per   Occupancy   Occupancy
Ended            Facilities    Growth*         Growth    Growth*            2000          1999   Square Foot        2000        1999
------------------------------------------------------------------------------------------------------------------------------------

March 31                329         4.6%         1.0%         6.2%        $11.87        $11.24          5.6%         84%         86%
June 30                 330         5.5%         3.3%         6.5%        $11.82        $11.28          4.8%         86%         87%
September 30            345         6.4%         6.2%         6.5%        $12.06        $11.41          5.7%         87%         88%
December 31             355         6.9%         6.2%         7.2%        $12.21        $11.72          4.2%         85%         86%
Year: 2000              326         5.7%         4.4%         6.3%        $11.97        $11.39          5.1%         86%         86%


* excludes late fees

     The following table displays the same-store results for fiscal year 2001 for our 10 largest same-store markets as measured by NOI. Same-store properties for fiscal year 2001 include all properties that we have owned since January 1, 2000.


                                  Number of    %of Total   Same-store   Same-store   Same-store   % Change in
                                 Same-store   Same-store      Revenue      Expense        NOI %    Net Rental
Market*                          Facilities          NOI       Growth       Growth       Growth        Income
-------------------------------------------------------------------------------------------------------------
S. California/Los Angeles                46        18.3%         8.5%         4.8%         9.7%          8.2%
New York/North New Jersey                28        16.3%         6.2%         8.0%         5.5%          6.5%
Baltimore/Washington                     21         9.8%         7.1%         9.5%         6.3%          7.7%
S. Florida                               15         6.3%         7.8%         6.4%         8.4%          6.7%
Texas/Dallas                             12         3.3%         6.0%         8.5%         4.8%          5.9%
Pennsylvania/Philadelphia                13         3.2%         5.7%        10.1%         3.7%          5.0%
N. California/San Francisco               9         3.2%         3.5%         9.3%         2.0%          2.0%
Arizona/Phoenix                          15         2.9%         3.4%         8.8%         0.9%          1.4%
Michigan/Detroit-Flint                   11         2.9%         4.0%         6.9%         2.7%          3.9%
Tennessee/Memphis                        20         2.7%         1.5%         8.0%        (2.7%)         2.1%
All same-store facilities               347       100.0%         6.2%         6.7%         6.0%          5.7%



                                          % Change in   % Change in    Physical
                                      Actual Rent Per      Occupied   Occupancy
                                          Square Foot   Square Feet        2001
                                   --------------------------------------------
S. California/Los Angeles                        9.3%        (1.1%)       88.8%
New York/North New Jersey                        8.2%        (1.5%)       86.6%
Baltimore/Washington                             8.3%        (0.6%)       89.9%
S. Florida                                       4.8%          1.8%       82.2%
Texas/Dallas                                     6.8%        (0.9%)       86.5%
Pennsylvania/Philadelphia                        6.7%        (1.5%)       87.0%
N. California/San Francisco                      6.6%        (4.3%)       84.1%
Arizona/Phoenix                                  1.5%        (0.1%)       80.7%
Michigan/Detroit-Flint                           7.8%        (3.6%)       87.3%
Tennessee/Memphis                                4.3%        (2.1%)       77.8%
All same-store facilities                        6.8%        (0.8%)       84.6%


* These ten markets constitute 68.8% of the total same-store NOI.

EXTERNAL GROWTH

     Our 2001 external growth strategy continued to focus on a combination of wholly owned and joint venture activity to facilitate the acquisition of existing facilities and the development of new properties.

     Wholly Owned

     Within Storage USA, we acquired two facilities in 2001 at a total cost of approximately $9 million. Both facilities acquired were formerly franchised properties and were located in St. Louis, Missouri, and Richmond, Virginia.

     The following table summarizes the number of facilities acquired in 2001, 2000 and 1999, the cost, available square feet and the weighted average cost of acquisitions.

                    Number of                     Available        Weighted
Year Acquired      Facilities    Total Cost     Square Feet      Average Cost
-----------------------------------------------------------------------------
                         (in thousands, except for number of facilities)
2001                   2         $    9,300       131             $     4,000
2000                   5         $   25,000       321             $    12,000
1999                  16         $   91,000     1,168             $    36,000
-----------------------------------------------------------------------------

     We calculate weighted average cost based on the duration of time for which the acquired facilities were owned during the year. The weighted average cost reflects the dollar amount of acquisitions that will impact our net income during the year of acquisition.

     Our development and expansion efforts resulted in our opening four new facilities and completing expansion projects at eleven facilities within Storage USA during the year. Investments in development and expansion projects totaled $46.9 million during the year. The following table summarizes the number of newly developed properties opened in 2001, 2000 and 1999, available square feet and cost.


                              Number of    Available       Development
Year Placed in Service       Facilities   Square feet         Cost
-----------------------------------------------------------------------
                                         (in thousands)  (in thousands)
2001                             4            350            $29,338
2000                             4            234            $19,136
1999                             8            619            $36,467

     We plan to continue the development of ten properties within Storage USA. The following tables summarize the details of those ten projects.

                                                             Expected Investment
                                  Number of                --------------------------    Invested  Remaining
                                  Properties    Square Feet     Total      Per Foot       to Date  Investment
                                 ----------------------------------------------------------------------------
                                               (in thousands, except facility and per square foot figures)
Developments under construction        3            280         $25,640        $91.57     $22,479     $ 3,161
Developments in planning/design        7            602         $52,481        $87.18     $   825     $51,656
                                 ----------------------------------------------------------------------------
  Total development in process        10            882         $78,121        $88.57     $23,304     $54,817
                                 ============================================================================


                                              Expected to be placed in service
                            -------------------------------------------------------------------------------------
                               1st Qtr 02     2nd Qtr 02     3rd Qtr 02     4th Qtr 02     Thereafter       Total
                            -------------------------------------------------------------------------------------
                                                               (amounts in thousands)
Development properties            $21,288         $    -         $4,352         $5,000        $47,481     $78,121

     Most of the development projects currently underway fall within our larger, established markets, including the New York, Baltimore/Washington D.C. and Philadelphia metro areas.

     To take advantage of areas where we operate and demand continues to exceed the current supply, we actively review our portfolio for expansion opportunities. The following table supplies information about the expansions completed in 2001, 2000 and 1999.

                                           Average         Available
                            Number of   % Increase in     Square feet       Expansion
Year Placed in Service     Facilities     Square Feet   After Expansion       Cost
-----------------------------------------------------------------------------------------
                                                          (in thousands)   (in thousands)
2001                           11             33%              940                $17,544
2000                            7             35%              603                $ 8,655
1999                           14             40%              964                $15,696


The expansions in process and the anticipated timing of opening those expansions are shown in the below two tables.

                                                                    Expected Investment
                                    Number of                   ---------------------------   Invested        Remaining
                                   Properties      Square Feet      Total       Per Foot       to Date        Investment
                                   -------------------------------------------------------------------------------------
                                               (in thousands, except facility and per square foot figures)
Expansions under construction          5              145            $12,072         $83.26       $7,174         $ 4,898
Expansions in planning/process         4               89            $ 6,483         $72.84       $1,187         $ 5,296
                                   -------------------------------------------------------------------------------------
  Total expansions in process          9              234            $18,555         $79.29       $8,361         $10,194
                                   =====================================================================================


                                              Expected to be placed in service
                            ----------------------------------------------------------------------------------------
                               1st Qtr 02     2nd Qtr 02     3rd Qtr 02     4th Qtr 02     Thereafter          Total
                            ----------------------------------------------------------------------------------------
                                                             (amounts in thousands)
Expansions facilities              $2,039        $10,202          $   -         $3,915         $2,399        $18,555


     JOINT VENTURES

     During the fourth quarter of 1999, we formed two joint ventures with General Electric Capital Corporation ("GE Capital"), the GE Capital Development Venture and GE Capital Acquisition Venture (the "GE Capital Ventures"), providing a total investment capacity of $400 million for acquisitions and development of self-storage properties. We transferred nine projects in various stages of development into the GE Capital Development Venture during the first quarter of 2000. These projects had a total projected cost of $53.0 million, $26.0 million of which represented our total costs as of March 31, 2000. We received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest. As of December 31, 2001, the GE Development Venture had invested $49.2 million, of which $8.7 million was funded through advances and investments by the Company. Eight properties are open and operating and one property remains in design and construction. The GE Acquisition Venture purchased eight additional properties in 2001, bringing the total number of properties within that venture to fourteen as of December 31, 2001. The

Acquisition Venture had invested $85.8 million as of December 31, 2001, of which $10.5 million was funded through advances and investments by Storage USA.

FINANCING

     On September 17, 2001, Storage USA amended its revolving line of credit with a group of commercial banks. Under the credit agreement, Storage USA can borrow up to $225 million at a spread over LIBOR of 115 basis points. The amended line of credit will mature on September 17, 2004 and includes a one-year extension option. On October 16, 2001, the company amended its $40 million line of credit with a commercial bank. The amended line bears interest at 125 basis points over LIBOR, matures on July 31, 2002, and is renewable at that time. Additionally, in December of 2000, Franchise closed on a $10 million unsecured line of credit with a commercial bank, which bears interest at 125 basis points over LIBOR, and was amended to mature on December 29, 2002, with an option to renew at that time.

RESULTS OF OPERATIONS

     The following table reflects selected income and expense categories, for the years ended 2001, 2000 and 1999, based on a percentage of total revenues, and is referred to in the discussion that follows:

                                                       2001     2000     1999
                                                     --------------------------
Revenues
 Rental and other property income                       95.5%    97.8%    98.4%
 Service and other income                                4.5%     2.2%     1.6%
                                                     --------------------------
 Total income                                          100.0%   100.0%   100.0%
Expenses
 Property operations and maintenance                    24.5%    24.5%    23.8%
 Taxes                                                   7.9%     8.3%     8.4%
 Costs of providing services                             2.7%     1.7%     0.7%
 General and administrative                              6.9%     5.2%     5.6%
 Legal and other fees associated with
  the activites of the
    Special Committee of the Board of Directors          1.0%        -        -

     Rental and other property income consists of rental income plus other income from property specific activities (sale of locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). A summary of these amounts follows:

                                        For the years ended December 31,
                                    -----------------------------------------
                                       2001           2000          1999
                                    -----------------------------------------
                                                 (in thousands)
Rental Income                        $   277,210    $   254,375    $  243,185
Other Property Specific Income             4,855          4,183         4,057
                                    -----------------------------------------
Rental and Other Property Income     $   282,065    $   258,558    $  247,242
                                    =========================================

     Rental and other property income increased $23.5 million, or 9.1%, in fiscal year 2001 and $11.3 million, or 4.6%, in fiscal year 2000. The primary contributors to the increase in rental and other property income are summarized in the following table.

Rental and Other Property Income Growth            2001         2000
                                               -------------------------
                                                      (in thousands)
Same-store facilities                           $  14,045    $     5,887
Preceding year acquisitions                         1,136          6,979
Preceding year developments                         1,720          2,933
Current year acquisitions                             276          1,697
Current year developments                             469            581
Dispositions                                        (274)       (10,917)
Consolidation of Franchise Corp.                    1,554              -
Other                                               4,581          4,162
                                               -------------------------
                                                $  23,507    $    11,322
                                               =========================

     The majority of the rental income growth is attributable to same-store facilities. Most of this same-store revenue growth for 2001 was provided by an approximate 6.8% increase in Realized Rent per Square Foot, from $10.96 per square foot in 2000 to $11.71 in 2001. Physical occupancy during this period remained constant at approximately 85%. We expect same-store revenue growth to moderate from levels experienced in 2001. For 2000, a Realized Rent per Square Foot increase of 6.5%, from $10.24 to $10.91, contributed to the bulk of same-store rental income growth, with occupancy again remaining constant, at 86%, between 2000 and 1999. Preceding year acquisition and development properties contributed a combined $2.9 million to 2001 growth. In both cases, there is a full twelve months of rental and other property income in 2001, compared to partial periods in 2000, depending upon timing. In the case of current year acquisitions ($276 thousand growth) and current year developed properties ($469 thousand growth), there is 2001 rental and other property income with no corresponding amount in 2000, for the two 2001 acquisitions and four developments. Another $4.6 million in 2001 growth was attributable to occupancy increases at our facilities currently in lease-up (including expansions and pre-2000 developments). Finally, growth was further increased, by $1.6 million, by the consolidation of Franchise commencing January 1, 2001. For properties held jointly with Franchise, only Storage USA's portion of revenues and expenses was recorded in prior years, compared to total revenue and expenses recorded in 2001.

     Service and other income consists of revenue derived from providing services to third parties and related unconsolidated joint ventures plus our proportionate share of the net income of our equity investments and gains from the liquidation of Franchise's equity participations. The services we provide include the management of self-storage facilities, general contracting, development and acquisition services provided to the GE Capital Ventures, and various services provided by Franchise. We are reimbursed a fixed percentage of facility revenues for providing management services to third parties and related unconsolidated joint ventures. With the January 1, 2001 implementation of the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act"), taxable REIT subsidiaries gained the ability to provide "non-customary" services to tenants. Accordingly, commencing in 2001, one of the services being provided by Franchise to our customers is direct access to tenant insurance, which insures their stored goods against described perils. With the consolidation of Franchise, tenant insurance income plus royalty fees from franchisees are included in Franchise services income in 2001. Below is a summary of service and other income:

                                              For the years ended December 31,
                                            ----------------------------------
                                               2001       2000       1999
                                            ----------------------------------
                                                     (in thousands)
Management fees                               $    3,967  $   2,904  $   2,055
Acquisition, development and
   general contractor fees                           806      1,884          -
Franchise services income                          4,267          -          -
Income from equity investments and other           4,265      1,097      1,855
                                            ----------------------------------
Total service and other income:               $   13,305  $   5,885  $   3,910
                                            ==================================

     Service and other income increased by $7.4 million from 2000 to 2001, and grew as a percentage of total income from 2.2% to 4.5%. The bulk of this increase was due to the consolidation of Franchise. In addition, we had $2.5 million in tenant insurance and $1.7 million in franchise royalty fees in 2001, compared to no activity in the prior year. Additionally, 2001 income from equity investments and other includes $3.9 million from Franchise's sale of equity interests in four franchisee properties. Management fees increased $849 thousand from 1999 to 2000, and another $1.1 million from 2000 to 2001. This was due to an increased number of managed and franchised properties. There were 147 such properties at December 31, 2001, compared to 124 at the conclusion of the prior year, and 102 in 1999. Acquisition, development and general contractor fees decreased $1.1 million from 2000 to 2001, as eight of the nine projects contributed to the GE Capital Development Venture were completed and opened. There were none of these fees in 1999, as the GE Capital Acquisition and Development Ventures were not formed until the fourth quarter of 1999, and had no activity until 2000.

     As a percentage of revenues, cost of property operations and maintenance increased from 23.8% in 1999 to 24.5% in 2000, and remained constant at 24.5% in 2001. Actual expenses rose $5.1 million, or 8.5% in 2000, and $7.3 million, or 11.3% in 2001.

     In percentage change, insurance expense recorded the most significant increases in both years' expense growth. Health insurance grew due to both increased claims and participants, 30% from 1999 to 2000, and 20% from 2000 to 2001. This reflects what we believe is a national trend. We feel this trend will continue into 2002, where we have budgeted a considerable increase. Property and liability insurance, too, was on the rise in both years. Our July 1, 2000 renewal of this coverage produced a 52% premium increase; our July 2001 renewal yielded another 60% increase. We anticipate a like increase in 2002, although we are attempting to mitigate costs by opting for higher deductibles. Premiums for workers' compensation insurance have grown significantly in the past two years, and we are projecting further growth in 2002 - approximately 25%.

     In absolute dollar growth, salary expense rose the greatest with $2.8 million growth in 2001 over 2000. This reflects our desire to attract and retain the highest caliber employees consistent with our focus on being the premier storage provider in the market.

Increases in incentives and bonuses for our facility managers were another factor in 2001's expense growth. We achieved outstanding revenue growth in 2001, particularly in the first half of the year, and our managers benefited from their role in this growth.

     Utility expenses increased significantly from 2000 to 2001 due to severe weather conditions in a number of markets during the first quarter, plus escalating energy costs throughout all markets. The initial harsh winter months also produced a large increase in snow removal expense. Our past trend has been for the cost of property operations as a percentage of revenues to decrease over time due to same-store facility revenue growth outpacing expense growth. Growth noted above in uncontrollable expenses such as insurance and energy costs has stalled this trend in 2000 and 2001, however.

     Tax expense as a percentage of revenues was 7.9% in 2001, 8.3% in 2000 and 8.4% in 1999. Tax expense as a percentage of revenues trends down as a result of revenue growth outpacing tax expense growth. This trend has been in evidence in the last two years.

     Costs of providing services increased $3.6 million from 2000 to 2001, and increased as a percentage of revenues from 1.7% to 2.7%. These costs increased $2.8 million from 1999 to 2000, and increased as a percentage of revenues from 0.7% to 1.7%. $1.7 million of the 2001 increase was attributable to expenses associated with the tenant insurance program. Recognition of this expense commenced in January 2001 with the consolidation of Franchise, so there was no comparable expense in 2000. The costs of providing management services also increased, $1.3 million, as 23 more managed/franchised properties were added to the Storage USA system between December 31 of 2000 and 2001.

     General and administrative expenses ("G&A") as a percentage of revenues decreased from 5.6% in 1999 to 5.2% in 2000, and then increased to 6.9% in 2001. Actual expenses decreased $453 thousand from 1999 to 2000, or 3.2%, but increased $6.6 million, or 48.1% from 2000 to 2001. The largest contributor to 2001 G&A growth was the inclusion of Franchise G&A of $3.1 million, as the accounting treatment for Franchise changed from the equity method to consolidation in January 2001. Corporate rent expense was another factor, as we relocated our Memphis, TN corporate offices in October 2000, and recorded a full year of increased occupancy costs in 2001 versus three months in 2000. Health insurance was a factor here, too, as it was in the increase in 2001 cost of property operations and maintenance. A like percentage growth in health insurance was recorded in G&A, related to corporate staff. Corporate bonuses and other personnel costs also increased from 2000 to 2001. This was due to increased management bonuses, as more of our company goals were realized in 2001, as well as increased accruals for the Shareholder Value Plan and Restricted Share Unit Awards.

     Expenses related to the activities of the Special Committee of the Board of Directors, including legal and accounting fees, investment banking services and other charges, totaled $3.0 million for 2001. As the Special Committee was formed in September 2001, there are no corresponding prior year expenses. Further details regarding the activities of the Special Committee of the Board of Directors are included in Note 17 to the Consolidated Financial Statements.

     The increase in depreciation and amortization expense by $2.2 million in 2001 and $4.3 million in 2000 primarily reflects our acquisition of approximately $57 million of depreciable assets in 2001, and $86 million in 2000. $29.3 million of the 2001 increase in depreciable assets is due to four development properties being placed in service during the course of the year.

     Interest income and expense are netted together and the breakout of income and expense is as follows:

                                         For the years ended December 31,
                              -----------------------------------------------
                                  2001           2000            1999
                              -----------------------------------------------
                                            (in thousands)
Interest income                  $     9,739    $     13,413    $     13,078
Interest expense                    (58,824)        (58,650)        (54,375)
                              -----------------------------------------------
   Net interest expense          $  (49,085)    $   (45,237)    $   (41,297)
                              ===============================================

     Interest expense increased $174 thousand, or 0.3%, from 2000 to 2001, and increased $4.3 million, or 7.9% from 1999 to 2000. These interest expense increases were primarily from the sources listed in the table below and were offset by capitalized interest of $3.7 million in 2001, $5.0 million in 2000 and $4.4 million in 1999.

                                         2001                        2000                        1999
                               ---------------------------------------------------------------------------------
                                 Weighted    Weighted      Weighted       Weighted     Weighted      Weighted
                                  Average     Average       Average        Average      Average       Average
Debt                             Borrowing  Interest Rate  Borrowing    Interest Rate  Borrowing    Interest Rate
----------------------------------------------------------------------------------------------------------------
                                                               (in thousands)
Notes payable                    $  600,000    7.37%       $  600,000       7.37%     $  600,000       7.37%
Lines of credit                     167,593    5.42%          156,093       7.68%         93,122       6.39%
Mortgages payable                    65,607    7.50%           68,567       7.50%         72,968       7.50%
Leases & other borrowings            36,664    7.50%           41,700       7.50%         45,898       7.50%


     Interest income decreased by $3.7 million, or 27.4%, in 2001, compared to a $335 thousand increase, or 2.6%, in 2000. The overall decreases in advances to franchisees and the decline of interest rates on those loans, reflecting the change in the prime rate during 2001, were the primary causes of the reduction in interest income from 2000 to 2001. On December 31, 2000, advances to franchisees totaled $113.3 million, compared to $98.6 million on December 31, 2001.

     Gains/(losses) on the sale/exchange of storage facilities of ($291) thousand in 2001, $1.2 million in 2000, and $181 thousand in 1999 represent gains/(losses) on the disposition of our investments in storage facilities that were exchanged for cash and other self-storage facilities. The 2001 loss relates entirely to the sale of four self-storage facilities located in North Carolina. The $1.2 million gain in 2000 was comprised of the following: $414 thousand from the sale of two Columbus, Indiana storage facilities; $295 thousand from the sale of a non-operating development project in White Marsh, Maryland to a franchisee; and $268 thousand from the sale of an operating facility in Queens, New York. The remaining $198 thousand relates to adjustments from the resolution of contingencies on prior period acquisitions. In 1999 we sold 40 properties, including 32 in a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"), as described in Note 4 to the Consolidated Financial Statements. The closing of the Fidelity Venture resulted in a realized gain of $37.1 million, which is being deferred until such time as we dispose of interests in the Fidelity Venture. The diverse group of properties involved in 1999 dispositions encompassed 20 states and the District of Columbia.

     Minority interest expense represents the portion of income allocable to holders of limited partnership interest in the Partnership ("Partnership Units") and distributions payable to holders of preferred units. Minority interest expense decreased $412 thousand from 1999 to 2000, and decreased another $579 thousand from 2000 to 2001. These expense reductions correspond to decreases in Partnership Units outstanding. There were 3.7 million weighted average Partnership Units outstanding in 1999, compared to 3.5 million in 2000, and 3.2 million in 2001. The decrease in Partnership Units outstanding, in turn, is due to Unitholders electing to redeem 275 thousand Units in 2000 and 753 thousand in 2001. We elected to convert these redemptions into shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $129.2 million in 2001 as compared to $115.6 million in 2000 and $99.6 million in 1999. These increases are primarily a result of the significant expansion of our property portfolio, including our owned properties and our franchised and joint venture properties, as well as internal growth generated by our existing properties. The items affecting the operating cash flows are discussed more fully in the "Results of Operations" section.

     During fiscal year 2001, we received $8.5 million in proceeds from the disposition of four self-storage facilities located in North Carolina. During 2000, we received $21.7 million in proceeds, $19.9 million of which reflected our transfer of nine development projects to the GE Capital Development Venture during the first quarter of 2000. In 2000, we also received $1.8 million for the sale of three operating properties, two land parcels and a development facility still under construction. One of the operating properties was sold to the GE Acquisition Venture in which consideration included a note receivable for $7.1 million. The sale of the development facility also included a note receivable, of $2.2 million. Of the $144.9 million in proceeds from dispositions in 1999, $131.0 related to the 32 properties transferred to the Fidelity Venture. $95.3 million of the $109.5 million invested in acquisitions and improvements in 1999 also pertained to the Fidelity Venture, as proceeds from the initial transfer were redeployed in tax-free exchanges for additional properties and development land parcels.

     We invested cash totaling $21.3 million in 2001 in the acquisition and improvement of self-storage facilities compared to $30.1 million during 2000 and $109.5 million during 1999. $9.3 million of the $21.3 million invested in 2001 represents our investment in two acquired facilities. The remaining $12.0 million reflects improvements to existing self-storage facilities and our corporate offices, as well as $3.0 million in development costs relating to PropertyMax, our new facility management software. We invested cash of $38.8 million in 2001, $37.9 million in 2000, and $71.5 million in 1999 for land held for development and construction of self-storage facilities. We also used cash of $11.3 million in 2001, $10.5 million in 2000 and $40.4 million in 1999 for advances and investments in real estate. In 2001, the total of $11.3 million consisted of $5.3 million in financing to franchisees of Franchise, and $6.0 million in equity contributions to the GE Capital Ventures. In 2000, $5.9 of the $10.5 million represented advances to franchisees, and $4.6 million represented equity contributions to the GE Capital Ventures. In 1999, $38.3 of the $40.4 million represented advances to franchisees, and $2.1 million represented equity contributions to the GE Capital joint ventures. During 2001, we received proceeds from the liquidation and distributions from advances and investments in real estate of $31.1 million. We received $20.0 million in cash from certain franchisees, as six repaid their loans during the period, $8.0 million from the GE Capital Acquisition Venture ($7.2 million for full payment of a loan and $763 thousand in refinance proceeds from a single acquisition property), and $3.1 million in distributions from other joint ventures. Proceeds from liquidations and distributions totaled $11.3 million in 2000, and $41.9 million in 1999.

     There were ten development properties in process with $23.3 million invested at December 31, 2001. The total budget for these projects is $78.1 million, with $54.8 million remaining to be invested. In addition to these development projects, we have nine expansions of existing facilities in process with a total of $8.4 million invested at December 31, 2001. These projects have a total budget of $18.6 million and will require an additional $10.2 million investment. We have $1.2 million of loan commitments to franchisees as of December 31, 2001. Additionally, we expect to invest up to $2 million during 2002 as part of our required equity contributions to the GE Capital Joint Ventures.

     As noted above, we sometimes acquire facilities in exchange for Units. Sellers taking Units instead of cash are able to defer recognizing a taxable gain on the sale of their facilities until they sell or redeem their Units. At December 31, 2001, there were 2.7 million Units outstanding. These Units are redeemable, at the option of the Limited Partners, beginning on the first anniversary of their issue, for amounts equal to the then fair market value of their Units ($112.2 million redeemable at December 31, 2001, based upon a price per Unit of $42.10 at December 31, 2001) payable by the Company in cash or, at the option of the Company, in shares of the Company's common stock at the exchange ratio of one share for each Unit.

     We anticipate that the source of funds for any cash redemption of Units will be retained cash flow or proceeds from the future sale of our securities or other indebtedness. We have agreed to register any shares of our common stock issued upon redemption of Units under the Securities Act of 1933.

     Between November 1996 and July 1998, the Partnership issued $600 million of notes payable. The notes are unsecured obligations of the Partnership, and may be redeemed at any time at the option of the Partnership, subject to a premium payment and other terms and conditions. The combined notes carry a weighted average interest rate of 7.37% and were issued at a price to yield a weighted average of 7.42%. The initial terms of the notes are staggered between seven and thirty years, maturing between 2003 and 2027.

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

     We initially fund our capital requirements primarily through the available lines of credit with the intention of refinancing these with long-term capital in the form of equity and debt securities when we determine that market conditions are favorable. Our lines of credit bear interest at various spreads over LIBOR. We had net repayments of $19.4 million in 2001, and net borrowings of $62.8 million in 2000 and $34.7 million in 1999. On September 17, 2001, we amended our revolving line of credit with a group of commercial banks. Under the credit agreement, we can borrow up to $225 million at 115 basis points over LIBOR. The amended line of credit will mature on September 17, 2004 and includes a one-year extension option. On October 16, 2001, we amended our $40 million line of credit with a commercial bank. The amended line bears interest at 125 basis points over LIBOR matures on July 31, 2002, and is renewable at that time. Additionally, in December of 2000, Franchise closed on a $10 million unsecured line of credit with a commercial bank, which bears interest at 125 basis points over LIBOR matures on December 29, 2002 and is renewable at that time. As of December 31, 2001, $158.9 million is outstanding in the aggregate under these lines. As of December 31, 2001, we can issue under currently effective shelf registration statements up to $650 million of common stock, preferred stock, depositary shares and warrants and can also issue $250 million of unsecured, non-convertible senior debt securities of the Partnership.

     The various debt in place within the Fidelity and GE Capital joint ventures is all non-recourse to the joint venture partners.

     Our overall debt policy, which is subject to change at the discretion of our Board of Directors, is to limit total indebtedness to the lesser of 50% of total assets at cost or that amount which will sustain a minimum debt service ratio of 2.5:1. As of December 31, 2001, we were in compliance with this policy, as total indebtedness represented approximately 44% of total assets at cost, and the debt service ratio was approximately 2.8:1.

     We paid approximately $76.8 million in dividends in 2001 compared to $75.5 million in 2000 and $73.9 million in 1999. This growth is due to increases in the dividend rate. The dividend rate increased from $2.68 per share in 1999 to $2.76 per share in 2000 to $2.84 per share in 2001, indicative of a 3% increase in both 2000 and 2001. Preferred unit dividends remained constant between 2000 and 2001, at $5.8 million, compared to $5.3 million in 1999. Distributions to minority interests decreased from $10.0 million in 1999 to $9.7 million in 2000, and again to $9.2 million in 2001. These decreases are mainly due to a reduction in total Partnership Units outstanding between the two periods, more than offsetting the rate increase corresponding to dividends. There were 3.7 million weighted average Partnership Units outstanding in 1999, compared to 3.5 million in 2000, and 3.2 million in 2001. The decreases in weighted average Partnership Units outstanding, in turn, were due to Unitholders electing to redeem 275 thousand Units in 2000 and 753 thousand in 2001. We elected to convert these redemptions into shares of our common stock.

     We expect to incur approximately $5.3 million for scheduled maintenance and repairs during the next twelve months and approximately $2.1 million to conform facilities acquired from 1994 to 2000 to our standards. We are committed to several leases relating to our corporate headquarters office space in Memphis. The leases have a term of fifteen years with estimated annual payments of $3.0 million. We have rented a portion of this space to others under several subleases at the same rent and substantially similar terms to our primary leases and expect to receive approximately $1.0 million annually from such subleases.

     We believe that borrowings under our current credit facilities combined with cash from operations will provide us with necessary liquidity and capital resources to meet the funding requirements of our remaining development and expansion pipeline, commitments to provide financing to franchisees, dividend and distribution requirements and scheduled property related capital expenditures. Additionally, no significant maturities are scheduled under any of our borrowings until 2003.

FUNDS FROM OPERATIONS

     We believe funds from operations, or "FFO," should be considered in conjunction with net income and cash flows when evaluating our operating results because it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. FFO should not be considered as an alternative to net income, as a measure of our financial performance or as an alternative to cash flows from operating activities as a measure of liquidity. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. We follow the current National Association of Real Estate Investment Trust's (NAREIT) definition of FFO which, effective January 1, 2000, includes non-recurring results of operations except those defined as "extraordinary items" under GAAP. Since we have historically not added back non-recurring items to our calculation, we were not required to restate prior period FFO amounts. In calculating FFO, we add back to net income any gains or losses recognized on the sale of self-storage facilities and depreciation and amortization relating only to revenue-producing property including such depreciation from unconsolidated entities. Additionally, as discussed in Note #4, Franchise, as part of its ongoing business activities, has received equity interest in many franchisee properties. Accordingly, gains recognized through the sale of Franchise's equity interests, or through the sale of the actual properties in which Franchise has an equity interest, are included in FFO. Investors should be aware that items excluded from or added back to FFO are significant components in understanding and assessing our financial performance. In addition, our FFO may not be comparable to similarly titled measures of other REITs that calculate FFO differently. For example, our FFO may not be comparable to other REITs that may add back total depreciation and amortization.

     The following table illustrates the components of our FFO for the years ended December 31, 2001, 2000 and 1999:

                                                                     For the Years Ended December 31,
                                                                    2001          2000         1999
                                                                ---------------------------------------
                                                                  (in thousands, except per share data)
Net income                                                         $64,232       $62,237       $63,947
(Gain)/Loss on sale of assets*                                         291          (879)         (181)
Total depreciation & amortization                                   41,649        39,460        35,145
Depreciation from unconsolidated entities                            1,858         1,409           389
Less: depreciation of non-revenue producing assets                  (3,451)       (3,858)       (2,816)
                                                                ---------------------------------------
Consolidated FFO                                                  $104,579       $98,369       $96,484
Minority interest share of gain/(loss) on exchange of asset            (28)           99            21
Minority interest share of depreciation from unconsolidated           (189)         (158)          (39)
entities
Minority interest share of depreciation & amortization              (3,896)       (3,997)       (3,745)
                                                                ---------------------------------------
FFO available to common shareholders                              $100,466       $94,313       $92,721
                                                                ---------------------------------------
Weighted average diluted shares                                     27,828        27,490        28,012
                                                                ---------------------------------------
Dividends per share                                                  $2.84         $2.76         $2.68
                                                                ---------------------------------------
Payout ratio                                                         78.7%         80.4%         81.0%
                                                                =======================================


* Excludes $295 gain on sale of undepreciated land in the first quarter of 2000.

     During 2001, we declared dividends per share of $2.84, which is an increase of 3% over the 2000 dividend per share of $2.76. Dividends per share also increased 3% from 1999 to 2000. As a qualified REIT, we are required to distribute a substantial portion of our net income as dividends to our shareholders.

RECENT ACCOUNTING DEVELOPMENTS

     See Note 14, "Recent Accounting Developments" in the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

     Construction advances to franchisees (collateralized by first mortgages) are reported at the principal amount outstanding, net of any allowance for credit losses or impairment. We determine the need for any allowances based upon an assessment of current and historical loss experience, loan portfolio trends, prevailing economic and business conditions and analysis of underlying real estate collateral including estimated cash flows from such real estate.

     Investments in storage facilities are stated at cost less accumulated depreciation. We review the recoverability of our long-lived assets when events and circumstances indicate that the carrying amount of a facility may not be recoverable. In assessing the recoverability of long-lived assets, we are required to make certain judgments regarding our facilities, including estimating fair value and cash flows of the respective facilities. When the sum of the expected cash flows (undiscounted and without interest charges) from an individual facility is less than the carrying value of that facility, we are required to recognize an impairment loss for the amount by which the carrying amount of the facility exceeds the fair value of the facility.

     We are required to record contingent liabilities, including those associated with legal and environmental matters, when it is probable that future events will occur confirming the fact of loss and the amount of loss can be reasonably estimated. We make these judgments based upon advice from third party professionals (i.e. our legal counsel) and any relevant past historical results.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     All statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section that are not historical facts are based on our current expectations. This includes statements regarding anticipated future development and acquisition activity, the impact of anticipated rental rate increases on our revenue growth, our 2002 anticipated revenues, expenses and returns, and future capital requirements, among others. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward looking statements. Such statements are forward looking in nature and involve a number of risks and uncertainties and, accordingly, actual results may differ materially. The following factors, among others, may affect the Company's future financial performance and could cause actual results to differ materially from the forward-looking statements:

..    Changes in the economic conditions in the markets in which we operate, such as unexpected increases in supply and competition, unexpected changes in financial resources of our customers, or unexpected increases in prevailing wage levels or in insurance, taxes or utilities, could negatively impact our ability to raise our rents or control our expenses, thus reducing our net income.

..    Competition for development or acquisition sites could drive up costs, making it unfeasible for us to develop or acquire properties in certain markets.

..    New development opportunities could be limited due to an inability to obtain zoning and other local approvals.

..    Amounts that we charge for late fees have been and are the subject of litigation against us and are, in some states, the subject of governmental regulation. Consequently, such amounts could decrease, materially affecting the results of operations.

..    The conditions affecting the bank, debt and equity markets could change, increasing our cost of capital or reducing its availability on terms satisfactory to us either of which could reduce our returns or restrict our growth.

..    Costs related to compliance with laws, including environmental laws could increase, reducing our net income.

..    General business and economic conditions could change, adversely affecting occupancy and rental rates, thereby reducing our revenue.

..    Unfavorable outcome(s) in the pending litigation described in Item 3 of this Form 10-K could ultimately reduce our net income.

..    Changes in tax laws or market conditions could make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values.

..    Construction costs and the timing of a development project may exceed our original estimates, resulting in reduced returns on investment and delayed realization of returns.

..    The level of development could exceed current expectations resulting in higher than anticipated dilution to our earnings.

..    Our proposed transaction with Security Capital is subject to satisfaction of the conditions to closing included in the purchase and sale agreement with Security Capital and shareholder approval.

..    Our independent public accountant, Arthur Andersen has been indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. Arthur Andersen has made these representations to us. Our access to the capital markets and ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make to us the required representations or if Arthur Andersen is unable to perform required audit-related services for us for any other reason. In such a case, we would promptly seek to engage a new independent public accounting firm or take such other actions as may be necessary to enable us to maintain access to the capital markets and to file timely our financial reports.

     We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances. Such statements speak only as of the date that they are made.

ITEM 7.A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates on existing variable rate debt, construction advances to franchisees and the repricing of fixed rate debt upon maturity. Changes in interest rates also affect the fair value of our fixed rate mortgage debt. However, this risk is limited since we plan to hold these mortgages until maturity. We monitor interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

     Our operating results are affected by changes in interest rates primarily as a result of borrowing under our lines of credit and construction advances made to franchisees. If interest rates increased by 25 basis points, our interest expense for 2001 would have increased by approximately $418 thousand, based on average outstanding balances during that period. But that expense increase would have been offset by a corresponding increase of approximately $272 thousand in interest income. Our line of credit borrowings are tied to LIBOR and our advances to franchisees to the prime rate. Movement in these indices will not necessarily parallel each other.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Storage USA's Consolidated Balance Sheets as of December 31, 2001 and 2000 and its Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for each of the years in the three-year period ended December 31, 2001, together with the Reports of Arthur Andersen LLP, independent public accountants for 2001, and PricewaterhouseCoopers LLP, independent public accountants for 1999 and 2000, are included under item 14 of this report and are incorporated herein by reference. Selected Quarterly Financial Data is presented in note 15 of the Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 24, 2001, we filed a Current Report on Form 8-K. The filing contained information relating to a change in accountants. Effective May 24, 2001, at the recommendation of our management and the Audit Committee, our Board of Directors engaged the accounting firm of Arthur Andersen LLP ("AA") as independent auditors for the fiscal year ended December 31, 2001. AA replaces the firm of PricewaterhouseCoopers, LLP ("PwC"), who was dismissed by the Registrant's Board of Directors, also on May 24, 2001, also based on the recommendation of our management and the Audit Committee. PwC's report on each of Storage USA's financial statements as of and for the years ended December 31, 1999 and 2000, did not contain an adverse opinion or a disclaimer of opinion, or any qualifications or modifications as to uncertainty, audit scope or accounting principle. During the two most recent fiscal years, and through May 24, 2001, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to PwC's satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in its reports; and there were no "reportable events" as defined in Item 304(a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following persons are the executive officers and/or directors of Storage USA as of the date of this report. Neither Storage USA nor any of these persons have been convicted in any criminal proceeding during the past five years (excluding traffic violations or similar misdemeanors), nor have they been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws. Each of the directors and executive officers of Storage USA is a citizen of the United States of America, and his or her principal place of business is 175 Toyota Plaza, Suite 700, Memphis, Tennessee 38103 unless otherwise stated below.

Name and Address of Principal  Age     Position with Storage USA and Business
-----------------------------  ---     --------------------------------------
Place of Business                      Experience During Past Five Years
-----------------                      ---------------------------------

C. Ronald Blankenship /1/      52      Director of Storage USA, Inc. since
                                       November 5, 1997. Mr. Blankenship has
                                       been a Director, Vice Chairman and
                                       Chief Operating Officer of Security
                                       Capital Group Incorporated since May
                                       1998. Mr. Blankenship was Managing
                                       Director of Security Capital from 1991
                                       to 1998. Prior to June 1997, he was the
                                       Chairman of Archstone Communities
                                       Trust. Mr. Blankenship is a Trustee of
                                       City Center Retail, ProLogis and Urban
                                       Growth and a Director of BelmontCorp,
                                       InterPark Holdings, Inc., Macquarie
                                       Capital Partners LLC and Regency, and
                                       was Interim Chairman, Chief Executive
                                       Officer and a Director of Homestead
                                       Village Incorporated from May 1999
                                       until November 2001.

Francis C. Brown, III          38      Senior Vice President, E-Commerce of
                                       Storage USA, Inc. since February 2000.
                                       Senior Vice President, Human Resources
                                       from February 1998 to January 2000.
                                       Vice President, Human Resources of
                                       AutoZone, Inc., from December 1993 to
                                       February 1998.

Howard P. Colhoun /2//3//4/    66      Director of Storage USA, Inc. since
                                       March 23, 1994. Mr. Colhoun has been
                                       General Partner of Emerging Growth
                                       Partners, Baltimore, Maryland, a
                                       venture capital/small public company
                                       investment partnership, since 1982. Mr.
                                       Colhoun also serves as a Director of
                                       Harbor Funds.

Alan B. Graf, Jr. /1//2//4/    48      Director of Storage USA, Inc. since
                                       August 6, 1997. Mr. Graf has been
                                       Executive Vice President & Chief
                                       Financial Officer of FedEx Corporation
                                       since 1998. Mr. Graf was Sr. Vice
                                       President & Chief Financial Officer of
                                       Federal Express Corporation from 1991
                                       to 1998. Mr. Graf is also a Director of
                                       Kimball International, Inc.

Karl T. Haas                   50      Executive Vice President, Operations of
                                       Storage USA, Inc. since March 1994.

Dean Jernigan                  56      Chief Executive Officer, Director and
                                       Board Chairman of Storage USA, Inc.
                                       since 1985. Mr. Jernigan has been the
                                       Chief Executive Officer of Storage USA,
                                       Inc. since its inception in 1985 and
                                       has been President since May, 1998. Mr.
                                       Jernigan has, since 1999, been a
                                       Director of Thomas & Betts, Inc.

Mark Jorgensen /3//4/          61      Director of Storage USA, Inc. since
                                       January 25, 1995. Mr. Jorgensen has
                                       been a private real estate investor and
                                       has served as a real estate consultant
                                       to the pension fund industry for over
                                       five years.

Christopher P. Marr            37      Chief Financial Officer of Storage USA,
                                       Inc. since August, 1998. Senior Vice
                                       President, Finance and Accounting of
                                       Storage USA, Inc. from July 1997 to
                                       August 1998. Vice President, Financial
                                       Reporting and Controller of Storage
                                       USA, Inc., from August 1994 to July
                                       1997.

Caroline S. McBride            48      Director of Storage USA, Inc. since May
                                       7, 1997. Ms. McBride has been a
                                       Managing Director of the Capital
                                       Division of Security Capital Group

                                       Incorporated since March 1997, where she provides operating oversight for companies in which Security Capital has ownership positions. From June 1996 to July 1997, Ms. McBride was Managing Director of Security Capital Group Global Capital Management Group. Ms. McBride is also a Director of InterPark Holdings and BelmontCorp, and a Trustee of Urban Growth.

John P. McCann/1//4/           57      Director of Storage USA, Inc. since
                                       March 23, 1994. From 1978 until the
                                       spring of 2001, Mr. McCann served as
                                       the Chairman of the Board and Chief
                                       Executive Officer of United Dominion
                                       Realty Trust, Inc., Richmond, Virginia.
                                       Mr.  McCann is currently a private real
                                       estate investor and since 1997 has been
                                       a Director of LandAmerica Financial
                                       Group, Inc.

John W. McConomy               52      Executive Vice President, General
                                       Counsel and Secretary of Storage USA,
                                       Inc.  since August 1998. Vice President
                                       and Associate General Counsel, Harrah's
                                       Entertainment, Inc. from February 1996
                                       to August 1998.

William D. Sanders/3/          60      Director of Storage USA, Inc. since
                                       November 6, 1996. Mr. Sanders is the
                                       founder and, since 1990, has been
                                       Chairman of the Board and Chief
                                       Executive Officer of Security Capital
                                       Group Incorporated.  Mr. Sanders is a
                                       Director of Security Capital European
                                       Realty and Macquarie Capital Partners
                                       LLC, an Advisory Director of Regency,
                                       and Chairman of the National
                                       Association of Real Estate Investment
                                       Trusts.

Richard B. Stern               50      Senior Vice President, Development and
                                       Construction of Storage USA, Inc.
                                       since September 1999. Senior Vice
                                       President, Development of Storage USA,
                                       Inc. from June 1996 to August 1999.
                                       Vice President/Senior Portfolio Manager
                                       of Kemper Corporation from October 1992
                                       to January 1996.

Bruce F. Taub                  44      Senior Vice President, Acquisitions of
                                       Storage USA, Inc. since March 2000.
                                       Senior Vice President, Capital Markets
                                       of Storage USA, Inc. from January 2000
                                       to March 2000. Senior Vice President
                                       and General Counsel, Storage USA
                                       Franchise Corp., September 1998 to
                                       December 1999. Partner at Shapiro and
                                       Olander from October 1996 to August
                                       1998.

Harry J. Thie/1//2//4/         59      Director of Storage USA, Inc. since
                                       March 23, 1994. Mr. Thie has been a
                                       senior researcher with the RAND
                                       Corporation, a non-profit research
                                       institute, since 1991.

Mark E. Yale                   36      Senior Vice President, Financial
                                       Reporting of Storage USA, Inc. since
                                       July 1999. Vice President, Financial
                                       Reporting of Storage USA, Inc. from
                                       August 1998 through June 1999. Senior
                                       Audit Manager, PricewaterhouseCoopers
                                       LLP from January 1994 to July 1998.

/(1)/  Member of the Human Resources Committee

/(2)/  Member of the Audit Committee

/(3)/  Member of the Corporate Governance and Nominating Committee

/(4)/  Member of the Special Committee

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that Storage USA's directors and executive officers, and persons that own more than 10% of Storage USA common stock, file with the Securities and Exchange Commission initial reports of ownership and reports of change in ownership of Storage USA common stock and other equity securities of Storage USA. Copies of these reports must be furnished to Storage USA. Based solely on its review of the copies of these reports furnished to Storage USA, and written representations that no other reports were required, all reports required by Section 16(a) were timely filed in 2001.

Item 11.  Executive Compensation.

     The following table sets forth information concerning the annual compensation for services in all capacities to Storage USA and its subsidiaries for the period from January 1, 1999 through December 31, 2001, of those persons who were, at December 31, 2001, (i) the Chief Executive Officer, and (ii) the four other most highly compensated executive officers of Storage USA whose annual salaries exceeded $100,000 each. These persons are referred to throughout as "Named Officers".

Summary Compensation Table

                                        Annual Compensation                      Long-Term Compensation Awards
                                       ---------------------                -------------------------------------------
                                                                                            Securities
                                                               Other Annual    Restricted    Underlying                   All Other
                                                               Compensation      Stock      Options/SARs      LTIP      Compensation
              Name                Year    Salary ($) Bonus ($)      ($)     Award(s)/(3)/($)    (#)      Payouts/(4)/($)   /(1)/($)
-------------------------------  ------  ----------- --------  ------------ --------------- ------------ -------------- ------------
Dean Jernigan..................
   Chairman of the Board,         2001    480,846    300,000       0             0                0        648,000        6,800
   Chief Executive Officer and    2000    426,923    224,135       0          375,990          85,455         0           6,800
   President                      1999    374,967    253,725       0             0            116,302         0           6,400

Christopher P. Marr............   2001    263,442    131,721       0             0                0        159,000        6,800
   Chief Financial Officer        2000    231,923     86,971    105,000/(2)/  128,737          29,261         0           6,800
                                  1999    195,051     97,525    105,000/(2)/     0             51,547         0           6,400

Karl T. Haas...................   2001    230,192     92,077    118,125/(2)/     0                0        135,000        6,800
   Executive Vice President,      2000    208,039     58,251        0          81,002          18,409         0           6,800
   Operations                     1999    186,907     75,048        0          33,737          16,028         0           6,400

John W. McConomy...............   2001    223,235     89,294        0             0               0        147,000        6,800
   Executive Vice President,      2000    208,400     62,520        0          78,539          17,853         0           6,800
   General Counsel and Secretary  1999    197,922     79,168        0          35,602          16,568         0           6,253

Bruce F. Taub..................   2001    179,098     62,684        0             0               0         45,000        6,800
   Senior Vice President,         2000    165,717     43,501        0          52,520          11,936         0           6,507
   Acquisitions                   1999    153,845     53,846        0          20,126          11,496         0           1,090


/(1)/ Represents contributions to Storage USA Profit Sharing and 401(k) plan for each Named Officers.

/(2)/ Represents one-half of a one-time relocation bonus for relocating from Columbia, MD to Memphis, TN.

/(3)/ * There were no restricted shares or restricted share units granted in 2001. Restricted share unit awards granted in 2000 vest over four years. Previous restricted share awards vested over five years.

    * The vested restricted shares and restricted share units as of December 31, 2001 are: Jernigan, 3,320 units; Marr, 1,137 units; Haas, 1,278 shares/units; McConomy shares/units, 1,288; Taub, 795 shares/units.

    * Unvested restricted shares and restricted share units as of December 31, 2001 are: Jernigan, 9,960 units; Marr, 3,410 units; Haas, 2,751 shares/units; McConomy shares/units, 2,717; Taub, 1,761 shares/units.

    * The market values, based upon the closing price of $42.10 on the NYSE of the unvested restricted stock awards and unvested restricted share unit awards as of December 31, 2001, were: Jernigan, $419,316; Marr, $143,561; Haas, $115,817; McConomy, $114,386; Taub, $74,138.

    * Dividends are paid on restricted shares and restricted share units to the same extent as dividends are paid on other shares of Storage USA common stock.

/(4)/ Represents payout to Named Officers under the Storage USA Shareholder Value Plan. The Shareholder Value Plan measures Storage USA's total return to shareholders (i.e. share price increase plus dividend yield) against the total return of other public self-storage companies and all real estate investment trusts.

STOCK OPTIONS

    No grants of stock options were awarded to the Named Officers during 2001 under the Storage USA 1993 Omnibus Stock Plan.
    The following table provides information on options exercised during 2001 and information on the value of each Named Officer's unexercised options under Storage USA's 1993 Omnibus Stock Plan at December 31, 2001.

                   AGGREGATED OPTION/SAR EXERCISES IN 2001
                       AND YEAR-END 2001 OPTION VALUES

                                                            Number of Securities
                               Shares                      Underlying Unexercised        Value of Unexercised In-the-Money
                             Acquired on     Value         Options at Year End (#)        Options at Year End ($)/(1)/
                              Exercise      Realized    ------------------------------   ---------------------------------
         Name                   (#)           ($)        Exercisable    Unexercisable     Exercisable      Unexercisable
----------------------------------------    --------    -------------   --------------   -------------    ----------------
Dean Jernigan...............     0             0           254,717         192,192          3,287,372        2,537,369
Christopher P. Marr.........     0             0            72,587          70,411            690,601          928,794
Karl T. Haas................  10,000        92,500          57,324          34,636            485,210          430,776
John W. McConomy............     0             0            42,668          49,903            408,714          576,607
Bruce F. Taub...............     0             0            16,375          25,540            200,825          341,252

    /(1)/ Based upon the closing price of Storage USA's common stock on the NYSE on December 31, 2001, of $42.10 per share.

LONG-TERM INCENTIVE PLANS

     There were no long-term incentive awards to Named Officers under the Storage USA Shareholder Value Plan in 2001.

COMPENSATION OF DIRECTORS

     Directors who are not employees of Storage USA (that is, each Director other than Mr. Jernigan) are paid an annual fee of $20,000, which is paid in shares of Storage USA's common stock under the 1993 Omnibus Stock Plan, plus $1,500 cash for each Board meeting attended, $1,000 cash for each separate committee meeting attended and $350 cash for each teleconference meeting attended. Committee chairpersons are paid an additional $5,000 in cash per year. In addition, non-employee Directors are reimbursed for expenses incurred in connection with their activities on Storage USA's behalf.
     Each non-employee Director who is serving on the date of the last regularly scheduled quarterly meeting each year receives a grant of options under Storage USA's 1993 Omnibus Stock Plan to purchase 2,000 shares of Storage USA's common stock at a price equal to the closing stock price per share on the day of Storage USA's third quarter earnings release. The options vest on the date of the grant. However, no such grant was made to the non-employee
Directors in 2001. Directors who are Storage USA employees (that is, Mr. Jernigan) are not paid any directors' fees, either in stock or in cash.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

     For a description of employment agreements, severance agreements and other arrangements with executive officers, see Item 13. Certain Relationships and Related Transactions.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The total number of shares of Storage USA common stock, par value $0.01 per share, outstanding on March 11, 2002, was 28,640,470. The following table sets forth information regarding the beneficial ownership of shares of Storage USA common stock outstanding as of March 11, 2002, by (1) each person or group known to Storage USA to beneficially own more than 5% of the outstanding shares of Storage USA common stock, (2) each of the directors and executive officers of Storage USA, and (3) all directors and executive officers of Storage USA as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power. The "Shares of Common Stock Beneficially Owned" represents the number of shares of Storage USA common stock the person holds, including shares that may be issued upon the exercise of options that are exercisable within 60 days of March 11, 2002.

                                                       Shares of Common          Percent of Shares
                                                       Stock Beneficially           Outstanding
                                                            Owned on                  as of
                                                       March 11, 2002 /(1)/       March 11, 2002
                                                       ---------------------     -----------------
Security Capital Holdings III Incorporated /(2)/                11,765,654                  41.08%
  3753 Howard Hughes Parkway
  Las Vegas, NV 89109
Francis C. Brown, III                                               38,477  /(3)/              *
Karl T. Haas                                                        75,684  /(4)/              *
Dean Jernigan                                                      755,973  /(5)/            2.62%
Christopher P. Marr                                                 92,630  /(6)/              *
John W. McConomy                                                    61,910  /(7)/              *
Richard B. Stern                                                    41,589  /(8)/              *
Bruce F. Taub                                                       33,086                     *
Mark E. Yale                                                        23,343  /(9)/              *
C. Ronald Blankenship                                                9,427                     *
Howard P. Colhoun                                                   15,874                     *
Alan B. Graf, Jr.                                                   15,542                     *
Mark Jorgensen                                                      24,545 /(10)/              *
Caroline S. McBride                                                 10,607                     *
John P. McCann                                                      20,136                     *
William D. Sanders                                                  10,329                     *
Harry J. Thie                                                       20,303                     *
All Directors and Executive Officers as a Group (16 persons)     1,249,455                   4.27%

   /(1)/ Includes (i) shares of restricted stock and restricted stock units held by executive officers, and (ii) shares, in the amounts indicated, which the following directors and executive officers have the right to acquire within 60 days pursuant to the exercise of options: Brown, 24,850 shares; Haas, 57,324 shares; Jernigan, 254,717 shares; Marr, 72,587 shares; McConomy, 42,668 shares; Stern, 35,844 shares; Taub, 16,375 shares; Yale, 15,722 shares; Blankenship, 7,000 shares; Colhoun, 10,318 shares; Graf, 7,000 shares; Jorgensen, 9,376 shares; McBride, 8,000 shares; McCann, 10,318 shares; Sanders, 7,722 shares; Thie, 10,318 shares.

   /(2)/ Security Capital Holdings III Incorporated is a wholly owned subsidiary of Security Capital Holdings II Incorporated, which is a wholly owned subsidiary of Security Capital Operations Incorporated, which is a wholly owned subsidiary of SC Realty Incorporated, which is a wholly owned subsidiary of SC Capital Incorporated, which is a wholly owned subsidiary of Security Capital Group Incorporated.

   /(3)/ Also includes 18 shares owned indirectly, as custodian for his minor children.
   /(4)/ Also includes 46 shares owned indirectly, as custodian for his minor children.
   /(5)/ Also includes 4,171 shares owned indirectly, as custodian for his minor children.
   /(6)/ Also includes 5 shares owned indirectly, as custodian for his minor children.
   /(7)/ Also includes 2 shares owned indirectly, as custodian for his child. /(8)/ Also includes 22 shares owned indirectly, as custodian for his children.
   /(9)/ Also includes 12 shares owned indirectly, as custodian for his children.
  /(10)/ All shares are owned by the Jorgensen Family Trust, Mark and Wilhemina Jorgensen, Trustees.

     * Less than 1%.

     None of these executive officers or directors has engaged in any transactions of Storage USA common stock in the 60 days prior to the date hereof, other than:
..     grants of one share to each minor child of each executive officer pursuant to our Employee Recognition Awards and Holiday Gifts to Employees' Minor Children Plan; and
..     non-discretionary purchases of shares pursuant to our Profit Sharing and
      401K Plan and Stock Purchase and Dividend Reinvestment Plan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PROPOSED TRANSACTION WITH SECURITY CAPITAL

     As noted in "Significant Developments during 2001," on December 5, 2001, we entered into a definitive purchase and sale agreement with Security Capital, which, as amended, provides for a series of transactions in which all of the holders of our common stock will be entitled to receive $42.50 per share in cash in exchange for the cancellation of their shares, and all holders of limited partnership interests in the Partnership will be entitled to receive, at their option, $42.50 per limited partnership unit. Unitholders will be permitted to elect, under the conditions and limitations relating to such an election as provided in the purchase and sale agreement, to continue as limited partners in the surviving partnership. Consummation of the transactions contemplated by the purchase and sale agreement is subject to approval by our shareholders. If completed, they are expected to close in Spring 2002. These transactions are defined in this Item 13 as the "Transactions."
     On December 14, 2001, Security Capital announced a definitive agreement for its acquisition by GE Capital Real Estate. GE Capital Real Estate's acquisition of Security Capital is subject to the approval of Security Capital's shareholders. For more information regarding the series of events surrounding our potential acquisition by Security Capital, please refer to "Strategic Alliance With Security Capital" under Item 1. Business above, and to
Note 17, Activities of the Special Committee of the Board of Directors from the Notes to the Consolidated Financial Statements.

INTEREST OF STORAGE USA OFFICERS AND DIRECTORS IN THE SECURITY CAPITAL
TRANSACTION

     Storage USA's executive officers and directors who own shares of our common stock will be entitled to receive their portion of the transaction consideration for their shares. The number of shares of Storage USA common stock owned by our directors and executive officers appears below under "Security Ownership of Certain Beneficial Owners and Management." In addition, some members of our management and board of directors have interests in the Transactions that may be different from, or in addition to, the interests of our shareholders generally.
     Stock Options. All options held by our employees and directors to acquire shares of our common stock will become vested and immediately exercisable upon consummation of the Transactions, and will be cashed out such that each holder of an option to purchase shares of our common stock will have the right to receive, in exchange for the cancellation of such option, a cash payment in an aggregate amount equal to the product of: (1) the excess of $42.50 per share over the exercise price per share of common stock subject to such option and
(2) the number of shares of our common stock subject to such option.
     Any consideration payable to optionholders will be reduced by the amount of:
     . any income or employment tax withholding required under applicable tax laws; and
     . any unpaid loan from Storage USA to such holder to the extent the shares of our common stock subject to such option were pledged as a security interest for the payment of such loan.
     In settlement of all outstanding stock options held by the following directors and executive officers of Storage USA, such executive officers and directors will receive approximately the following amounts:

                                                   Cash Proceeds
                         Total Options               to Officer
                        ---------------------------------------------
C. Ronald Blankenship             7,000            $         90,125
Francis C. Brown III             49,547            $        433,349
Howard P. Colhoun                10,318            $        131,061
Alan B. Graf, Jr.                 7,000            $         90,125
Karl T. Haas                     91,960            $        952,770
Dean Jernigan                   446,909            $      6,003,505
Mark Jorgensen                    9,376            $        115,101
Christopher P. Marr             142,998            $      1,676,594
Caroline S. McBride               8,000            $         96,000
John P. McCann                   10,318            $        131,061
John W. McConomy                 92,571            $      1,022,349
William D. Sanders                7,722            $         95,811
Richard B. Stern                 59,498            $        558,567
Bruce F. Taub                    41,915            $        558,843
Harry J. Thie                    10,318            $        131,061
Mark E. Yale                     39,471            $        475,665
                              ---------            ----------------
Totals                        1,034,921            $     12,561,986

     Restricted Stock. Prior to the closing of the Transactions, each restricted share of our common stock and restricted share units will become immediately unrestricted and any performance targets will be deemed achieved in full. In settlement of all outstanding restricted shares and restricted share units held by the following executive officers and directors, such executive officers and directors will receive approximately the following amounts:


                                                     Aggregate
                                                 Consideration for
                          Total Restricted        for Restricted
                          Stock and Units        Stock and Units
                          ----------------------------------------
Francis C. Brown III             1,765           $          75,013
Karl T. Haas                     2,751           $         116,918
Dean Jernigan                    9,960           $         423,300
Christopher P. Marr              3,410           $         144,925
John W. McConomy                 2,717           $         115,473
Richard B. Stern                 1,764           $          74,970
Bruce F. Taub                    1,761           $          74,843
Mark E. Yale                     2,113           $          89,803
                          ----------------------------------------
Totals                          26,241           $       1,115,245


     All restricted shares and restricted share units held by the above executive officers are included in the beneficial ownership table on page 31 of this report.

     Shareholder Value Plan. Our executive officers have received unit awards under the Storage USA Shareholder Value Plan. The shareholder value plan is designed to measure Storage USA's total return to shareholders (i.e. share price increase plus dividend yield) against the total return of other public self-storage companies and all REITs and rewards the executives accordingly. As a result, amounts actually paid to executives will depend on the performance of Storage USA in relation to other self storage companies and REITs generally at the time of closing.
     The table below shows a threshold, which assumes the performance of Storage USA over the three-year term of the awards that would yield the minimum payout ($500 per unit) under the plan if any payout is due and the maximum payout ($3,000 per unit) under the plan. If minimum performance criteria are not met, no payout will be due. Awards will be paid in either cash or restricted stock under the Storage USA 1993 Omnibus Stock Plan. According to the terms of the shareholder value plan, units under the plan will be accelerated and immediately paid as a result of the Transactions. The following table shows potential payments to our executive officers.

                          Number               Estimated Future Payouts
                         of Units   Maturity   Threshold        Maximum
                        ---------------------------------------------------
Dean Jernigan               234     12/31/02   $   117,000     $   702,000
Christopher P. Marr          63     12/31/02   $    31,500     $   189,000
John W. McConomy             50     12/31/02   $    25,000     $   150,000
Karl T. Haas                 48     12/31/02   $    24,000     $   144,000
Richard B. Stern             24     12/31/02   $    12,000     $    72,000
Francis C. Brown, III        24     12/31/02   $    12,000     $    72,000
Bruce F. Taub                24     12/31/02   $    12,000     $    72,000
Mark E. Yale                 21     12/31/02   $    10,500     $    63,000

Security Capital's Nominees to Storage USA's Board of Directors

     Security Capital has the right under the Strategic Alliance Agreement to nominate for election to our board of directors a number of qualified individuals proportional to the percentage of our common stock owned by Security Capital and Storage USA has agreed to support such nominations. Based on its approximately 41.1% current ownership of our outstanding common stock, Security Capital is entitled to nominate three of our directors. Security Capital is also generally entitled to one representative on any board committee to the extent permitted under applicable laws, regulations and stock exchange requirements.

     The current Security Capital nominees on our board of directors are C. Ronald Blankenship, Caroline S. McBride and William D. Sanders. Mr. Blankenship has been the Chief Operating Officer and a director and Vice Chairman of Security Capital since May 1998, and a member of our board since 1997. Ms. McBride has been a managing director of the capital division of Security Capital since March 1997, and a member of our board since 1997. Mr. Sanders has been the Chairman of the Board and Chief Executive Officer of Security Capital since 1990, and a member of our board since 1996. Messrs. Blankenship and Sanders also serve on various committees of our board of directors, and in their respective capacities as members of our board of directors have engaged in continuous contact and discussions with other of our directors as well as with members of our management concerning the general operations of Storage USA and its subsidiaries.

STRATEGIC ALLIANCE WITH SECURITY CAPITAL AFFILIATES

     In May 2000, we entered into a strategic alliance with Access Storage, S.A., the leading self-storage operator in Europe, and Millers Storage, S.A., the leading self-storage operator in Australia, to provide management advisory services. As part of the agreement, we received an option to purchase convertible debt and also to acquire up to a 20% interest in these companies, which are indirect affiliates of Security Capital. These options had not been exercised as of the date of this report. Security Capital owns 34.5% of the capital stock of, and is the adviser to, Security Capital European Realty, which in turn owns all of the capital stock of each of Access Storage and Miller Storage.

PAYMENTS BY STORAGE USA TO SECURITY CAPITAL AFFILIATES

     The Strategic Alliance Agreement provides that Security Capital will make available to us, at our request, its expertise and capabilities with respect to miscellaneous business and operating matters. During 2001, payments totaling $228,850, were made to Security Capital or its affiliates in connection with services provided pursuant to those provisions, excluding payments made to Ms. McBride and Messrs. Sanders and Blankenship in their capacity as directors. The amounts paid were as follows:

..    $175,495 to SC Group, Inc. as consideration for real estate market research, property tax services, insurance procurement and risk management services. This amount was based in part on a percentage of the total premium dollars for Storage USA's property and casualty insurance plus claims administration fees; and

..    $53,355 to Macquarie Capital Partners, LLC for investment banking and advisory services in connection with assisting Storage USA in securing debt financing for its acquisition and development activities. Macquarie Capital Partners was formed as a new entity in January 2001 with Macquarie Bank Limited and the management of Security Capital's Capital Markets Group. Security Capital contributed to the new entity certain assets of Security Capital Markets Group Incorporated and the stock of Security Capital Markets Ltd. in exchange for a 40% ownership interest.

     All such services were rendered pursuant to agreements negotiated at arm's-length, taking into account fees charged by other providers of similar services.

OTHER AGREEMENTS WITH KEY EXECUTIVES

SEVERANCE AGREEMENTS

     Storage USA has change in control severance agreements with each of
Messrs. Jernigan (Chief Executive Officer and President), Marr (Chief Financial Officer), McConomy (Executive Vice President, General Counsel and Secretary), Haas (Executive Vice President, Operations), Yale (Senior Vice President, Financial Reporting), Taub (Senior Vice President, Acquisitions), Brown (Senior Vice President, E--Commerce), Stern (Senior Vice President, Development and Construction) (each of whom we refer to as an "Executive") and twelve other Storage USA employees. The completion of the Transactions will constitute a "change in control" under these agreements. However, these agreements provide for severance payments and other benefits to be paid to each employee only if his employment is terminated within two years following a change in control of Storage USA (as defined in each agreement) (a) voluntarily, for "good reason" (as defined in each agreement), by the employee or (b) involuntarily and without "cause" (as defined in each agreement). In such a case, the employee would be entitled to:
..    the payment of an amount equal to three times (for Messrs. Jernigan and
     Marr), two times (for the other Executives) or one and a half times (for the other employees) the employee's base salary plus certain bonus amounts;
..    the vesting of all outstanding unvested options and restricted stock, if not already vested pursuant to the applicable plan;
..    the cancellation of any portion of a loan under Storage USA's 1995
     Employee Stock Purchase and Loan Plan or its 1996 Officers' Stock Option Loan Program to the extent it exceeds the fair market value of the stock (or options) securing the loan (however, none of the loans exceeds the fair market value of the underlying stock based on the consideration of $42.50 per share to be paid in the Transactions);
..    the continuation of certain health insurance benefits; and
..    certain other benefits.

     Any cash amounts due under the severance agreements are payable in lump sums.

EXECUTIVE FINANCIAL COUNSELING PLAN

     Under our Executive Financial Counseling plan, as a result of the Transactions our executive officers are entitled to receive reimbursement of financial counseling costs for a period of two years following the closing of the Transactions. The maximum reimbursement under the plan is $10,000 for Messrs. Jernigan and Marr, $7,500 for Messrs. McConomy and Haas, and $5,000 for Messrs. Brown, Stern, Taub and Yale.

EMPLOYMENT AGREEMENTS

     Messrs. Jernigan, Marr, McConomy, Brown, Stern, Taub, and Yale each have employment agreements with Storage USA. These agreements provide for a base salary for such Executives as follows: Jernigan, $493,500; Marr, $270,375; McConomy, $229,110; Brown, $183,750; Stern, $183,750; Taub, $183,812; and Yale,
$175,776; all such amounts are subject to increase by our Chief Executive Officer. These agreements entitle the Executives to continue to receive their base salary then in effect until the earlier of two years, in the case of Messrs. Jernigan and Marr, one and a half years for Mr. McConomy and one year for Messrs. Brown, Yale, Taub and Stern, or until the date that they begin employment with another employer, if they are terminated "without cause" or resign for "good reason" as defined in each employment agreement, provided, however, that in the event an Executive begins employment with another employer or becomes self-employed in such period, the continuation of the base salary payments will be reduced to the extent of the base salary received from such new employer or to the extent of self-employment earnings. In the event of a termination "without cause" or for "good reason," each employment agreement also generally provides for:
..    the vesting of all outstanding unvested options and restricted stock, if not already vested pursuant to the applicable plan, or a cash payment for such options;
..    the cancellation of any portion of a loan under Storage USA's 1995
     Employee Stock Purchase and Loan Plan or its 1996 Officers' Stock Option Loan Program to the extent it exceeds the fair market value of the stock (or options) securing the loan;
..    the continuation of certain health insurance benefits; and
..    certain other benefits.

     However, any action by Storage USA or termination of an employee's employment with Storage USA that constitutes or otherwise gives rise to a "change in control" termination under a severance agreement will be governed exclusively by that severance agreement, without duplication of payments under the employee's employment agreement.

TRANSACTIONS BETWEEN STORAGE USA AND ITS DIRECTORS AND EXECUTIVE OFFICERS

     Jonathan Perry, Mr. Jernigan's son-in-law, has been employed by Storage USA since February 2, 1998, and is presently a Manager of Human Resources Analysis. Mr. Perry's annual salary is $65,801, and his cash bonus for 2001 was $8,109. Christopher L. Jernigan, Mr. Jernigan's son, has been employed by Storage USA since April 2, 2001 and is presently a Manager of Business Development. Christopher Jernigan's annual salary is $55,000, and his cash bonus for 2001 was $4,413. James G. Williams, Mr. Jernigan's brother-in-law, is currently a consultant to Storage USA in connection with the divestitures of properties. Since January 1, 2001, Storage USA has paid a total of $175,000 to Mr. Williams in consulting fees.

     On January 2, 2001, SUSA Partnership, L.P. purchased from Mr. Jernigan 250 shares of Class A Voting Stock of Storage USA Franchise Corp. (representing a 2.5% economic interest in that company and all of its voting stock) for $203,391, based on a valuation of such shares performed by Storage USA. The methodology for such valuation was reviewed by PricewaterhouseCoopers LLP, and the transaction was unanimously approved by the board of directors.

     Storage USA has entered into a lease under which it is the principal tenant of the Moore Building, a historic structure in Memphis, Tennessee. On December 29, 1998, the Moore Building was sold to its current owner, Moore Building Associates, L.P. by a charitable foundation. To assure that the foundation would receive from the buyer the fair value of historic rehabilitation tax credits generated by the renovation of the building, Mr. Jernigan agreed to guarantee that the buyer would realize certain amounts from the resale of those tax credits, as permitted by applicable law. The value of the tax credits is dependent, in part, on Storage USA's performance under its lease. None of Storage USA or its affiliates have any affiliation with Moore Building Associates, L.P. Storage USA has subleased space in the building to a sublessee whose principals guaranteed the sublease and to secure such guaranty pledged their minority ownership interest in Moore Building Associates, L.P. to Storage USA as security for their guaranteed obligations.

INDEBTEDNESS BY EXECUTIVES TO STORAGE USA

                   1995 EMPLOYEE STOCK PURCHASE AND LOAN PLAN

     The executive officers of Storage USA listed in the table below are indebted to Storage USA for loans to purchase Storage USA's common stock pursuant to the 1995 Employee Stock Purchase and Loan plan (the "Stock Purchase and Loan Plan") approved by the shareholders at the 1994 Annual Meeting (and subsequently amended). The table indicates the largest amount of the indebtedness outstanding since January 1, 2001 and the amount outstanding at December 31, 2001. As provided in the Stock Purchase and Loan Plan, these loans bear interest at rates ranging from 5.81% to 9.16% per annum and are collateralized by the Storage USA common stock purchased with the proceeds of the loans.

                   INDEBTEDNESS BY EXECUTIVES TO STORAGE USA
             UNDER THE 1995 EMPLOYEE STOCK PURCHASE AND LOAN PLAN

                                                 Maximum                           Shares of
                                            Indebtedness        Indebtedness at     Common
                                            Since January 1,    December 31,         Stock
                                                  2001             2001           Pledged as
1995 Employee Stock Purchase and Loan Plan         ($)             ($)             Security
--------------------------------------------------------------------------------------------
Francis C. Brown III                                 535,389          359,960         10,000
Karl T. Haas                                         264,543          254,392         10,000
Dean Jernigan                                      4,561,645        4,456,892        150,000
Christopher P. Marr                                  414,506          403,860         15,000
John W. McConomy                                     442,544          437,069         15,000
Richard B. Stern                                      97,293           95,080          3,000
Bruce F. Taub                                        293,211          288,999         10,000
Mark E. Yale                                         151,456          149,709          5,000

                    1996 OFFICERS' STOCK OPTION LOAN PROGRAM

     The executive officers of Storage USA listed in the table below are indebted to Storage USA for loans under the 1996 Officers' Stock Option Loan Program (the "Program"), which was approved by Storage USA's Board of Directors effective December 16, 1996. The Program, which is administered by the Human Resources Committee, generally allows certain executive officers of the Company to borrow, on a full recourse basis, up to 75% of the difference between the fair market value of the Company's common stock at the time of the loan and the exercise price of such officer's unexercised, vested options. As provided in the Program, the loans are evidenced by notes payable to Storage USA, bear interest at 7.7%, and are collateralized by any shares of Storage USA common stock which may be obtained by exercise of the options.

                   INDEBTEDNESS BY EXECUTIVES TO STORAGE USA
               UNDER THE 1996 OFFICERS' STOCK OPTION LOAN PROGRAM

                                                 Maximum                          Shares of
                                            Indebtedness       Indebtedness at     Common
                                            Since January 1,   December 31,         Stock
                                                  2001            2001            Pledged as
1995 Employee Stock Purchase and Loan Plan        ($)             ($)              Security
--------------------------------------------------------------------------------------------
Dean Jernigan                                        750,000           750,000            --
Christopher P. Marr                                   75,000            75,000            --

JOINT VENTURES

     In connection with the closing of Storage USA's joint venture with GE Capital, the GE Capital entity participating in the joint venture, Storage Ventures, LP, received warrants to purchase 1,250,000 shares of our common stock at an exercise price of $42.00 per share pursuant to the terms of a Warrant Purchase Agreement dated November 30, 1999, which expire on November 30, 2004. None of the warrants issued to Storage Ventures, LP have been exercised. Other than the joint venture relationship between Storage Ventures, LP and Storage USA, there is no affiliation between these two parties. In connection with the Warrant Purchase Agreement, Storage USA and Security Capital entered into an agreement dated November 12, 1999, under which Storage USA agreed that in lieu of Security Capital's participation rights under the Strategic Alliance Agreement, Security Capital would have the right to participate in any issuance of our capital stock under the Warrant Purchase Agreement to the same extent it would have been entitled to do so under the Strategic Alliance Agreement.

LIMITED PARTNERSHIP AGREEMENTS

     Storage USA has entered into registration rights agreements with certain limited partners of the operating partnership who contributed property to the operating partnership in exchange for units in the operating partnership. Those agreements require Storage USA to register with the SEC the shares of Storage USA's common stock issuable on redemption of such units.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The following documents are filed as a part of this report:
     (a) Financial Statements and Schedules:

          1. Financial Statements:

             See Index to Financial Statements below, which is incorporated herein by reference.

          2. Financial Statement Schedules:

             Schedule III, Real Estate and Accumulated Depreciation as of December 31, 2001

             Schedule IV, Mortgage Loans on Real Estate as of December 31,
             2001

          All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

     (b) Reports on Form 8-K

          On February 7, 2001, we filed a current report on Form 8-K. The filing included information regarding legal proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

          On November 5, 2001, we filed a Current Report on Form 8-K. The filing related to our October 31, 2001 press release.

          On November 7, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our November 7, 2001 press release.

          On November 23, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our November 21, 2001 press release.

          On December 6, 2001, we filed a Current Report on Form 8-K. The filing contained information related to our December 5, 2001 press release.

          On January 18, 2002, we filed a Current Report on Form 8-K. The filing contained information related to our January 17, 2002 press release.

          On January 22, 2002, we filed a Current Report on Form 8-K. The filing contained information related to our January 21, 2002 press release.

          On February 1, 2002, we filed a Current Report on Form 8-K. The filing contained information related to our January 30, 2002 press release.


      (c) Exhibits
          The exhibits are required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated by reference.

                          Index to Financial Statements

Description                                                                Page
-----------                                                                ----
Reports of Independent Accountants                                           38

Consolidated balance sheets as of December 31, 2001 and 2000                 41

Consolidated statements of operations for the years ended
December 31, 2001, 2000 and 1999                                             42

Consolidated statements of cash flows for the years ended
December 31, 2001, 2000 and 1999                                             43

Consolidated statements of shareholders' equity for the years
ended December 31, 2001, 2000 and 1999                                       44

Notes to consolidated financial statements                                   45

Schedule III, real estate and accumulated depreciation as of
December 31, 2001                                                            61

Schedule IV, mortgage loans on real estate as of December 31, 2001           74

                                Storage USA, Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Storage USA, Inc.:

     We have audited the accompanying consolidated balance sheet of Storage USA, Inc. (a Tennessee corporation) and its subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Memphis, Tennessee,
January 30, 2002
(except with respect to the matters discussed in Note 16, as to which the date is March 13, 2002).
                                       38

                               Storage USA, Inc.

                    Report of Independent Public Accountants


To the Board of Directors and
Shareholders of Storage USA, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States the financial statements of Storage USA Inc. and subsidiaries, as of December 31, 2001 and for the year then ended included in this Form 10-K, and have issued our report thereon dated January 30, 2002 (except with respect to the matters discussed in Note 16, as to which the date is March 13, 2002). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Memphis, Tennessee,
January 30, 2002.

                                Storage USA, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Storage USA, Inc.

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Storage USA, Inc. (the "Company") and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Memphis, Tennessee
January 31, 2001

Storage USA, Inc.
-----------------

CONSOLIDATED BALANCE SHEETS

December 31,                                                                  2001           2000
-------------------------------------------------------------------------------------------------
(in thousands, except share data)

Assets

Investments in storage facilities, at cost                              $1,772,522     $1,710,725
Accumulated depreciation                                                 (172,291)      (132,527)
-------------------------------------------------------------------------------------------------
                                                                         1,600,231      1,578,198
Cash and cash equivalents                                                    3,164          5,045
Advances and investments in real estate                                    116,880        136,125
Other assets                                                                36,059         47,402
-------------------------------------------------------------------------------------------------
     Total assets                                                       $1,756,334     $1,766,770
-------------------------------------------------------------------------------------------------
Liabilities & Shareholders' Equity

Notes payable                                                           $  600,000     $  600,000
Line of credit borrowings                                                  158,900        168,333
Mortgage notes payable                                                      64,351         66,845
Other borrowings                                                            30,923         38,804
Accounts payable and accrued expenses                                       30,588         26,498
Dividends payable                                                           19,997         18,643
Rents received in advance                                                   11,308         10,783
Deferred gain from contribution of self-storage facilities                  37,175         37,175
-------------------------------------------------------------------------------------------------
     Total liabilities                                                     953,242        967,081
-------------------------------------------------------------------------------------------------
Minority interests:
Preferred units of subsidiary                                               65,000         65,000
Common units of subsidiary                                                  63,599         82,542
-------------------------------------------------------------------------------------------------
     Total minority interests                                              128,599        147,542
-------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
Common stock $.01 par value, 150,000,000 shares authorized,
 28,278,104 and 27,019,095 shares issued and outstanding                       283            270
Preferred stock $.01 par value, 5,000,000 shares authorized,                    -              -
 0 shares issued and outstanding
Paid-in capital                                                            760,204        727,022
Notes receivable - officers                                                (8,395)       (11,310)
Deferred compensation                                                        (122)          (252)
Accumulated deficit                                                       (15,831)       (15,831)
Distributions in excess of net income                                     (61,646)       (47,752)
-------------------------------------------------------------------------------------------------
     Total shareholders' equity                                            674,493        652,147
-------------------------------------------------------------------------------------------------
     Total liabilities & shareholders' equity                           $1,756,334     $1,766,770
-------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

Storage USA, Inc.
-----------------

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,                                                2001        2000        1999
------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Operating Revenues:
Rental and other property income                                            $282,065    $258,558    $247,242
Service and other income                                                      13,305       5,885       3,910
------------------------------------------------------------------------------------------------------------
Total operating revenues                                                     295,370     264,443     251,152
------------------------------------------------------------------------------------------------------------
Operating Expenses:
Cost of property operations and maintenance                                   72,235      64,902      59,819
Taxes                                                                         23,351      21,845      21,103
Costs of providing services                                                    8,051       4,480       1,700
General and administrative                                                    20,314      13,715      14,168
Legal and other fees associated with the activities of the
 Special Committee of the Board of Directors                                   2,999           -           -
Depreciation and amortization                                                 41,649      39,460      35,145
------------------------------------------------------------------------------------------------------------
Total operating expenses                                                     168,599     144,402     131,935
------------------------------------------------------------------------------------------------------------
Income from operations                                                       126,771     120,041     119,217
------------------------------------------------------------------------------------------------------------

Other Income (Expense):

Interest expense, net                                                       (49,085)    (45,237)    (41,297)
------------------------------------------------------------------------------------------------------------
Income before minority interest and gain/(loss) on sale/exchange              77,686      74,804      77,920
Gain/(loss) on sale/exchange of self-storage facilities                        (291)       1,175         181
------------------------------------------------------------------------------------------------------------
Income before minority interest                                               77,395      75,979      78,101
Minority interest                                                           (13,163)    (13,742)    (14,154)
------------------------------------------------------------------------------------------------------------
Net income                                                                  $ 64,232    $ 62,237    $ 63,947
------------------------------------------------------------------------------------------------------------

Per common share:
Basic net income per share                                                  $   2.34    $   2.27    $   2.29
------------------------------------------------------------------------------------------------------------
Diluted net income per share                                                $   2.31    $   2.26    $   2.28
------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

Storage USA, Inc.
------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended December 31,                                            2001       2000       1999
------------------------------------------------------------------------------------------------------
(in thousands)
Operating activities:
Net income                                                               $64,232    $62,237    $63,947
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                                          41,649     39,460     35,145
   Minority interest                                                      13,163     13,742     14,154
   (Gain)/Loss on sale/exchange of self-storage facilities                   291    (1,175)      (181)
   Changes in assets and liabilities:
     Other assets                                                          4,958    (3,083)    (8,311)
     Other liabilities                                                     4,893      4,444    (5,159)
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                129,186    115,625     99,595
------------------------------------------------------------------------------------------------------

Investing activities:
Acquisition and improvements of storage facilities                      (21,337)   (30,120)  (109,484)
Proceeds from sale/exchange of storage facilities                          8,539     21,682    144,952
Development of storage facilities                                       (38,764)   (37,914)   (71,533)
Advances and investments in real estate                                 (11,286)   (10,475)   (40,359)
Proceeds from liquidation and distributions from advances
 and investments in real estate                                           31,110     11,323     41,904
Issuances of notes receivable                                               (26)    (3,093)    (5,634)
Payments on notes receivable                                               5,245      5,135     10,494
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (26,519)   (43,462)   (29,660)
------------------------------------------------------------------------------------------------------

Financing activities:
Net (repayments)/borrowings under line of credit                        (19,433)     62,833     34,738
Mortgage principal payments                                              (1,404)    (2,274)    (4,031)
Other borrowings principal payments                                      (8,861)    (4,200)    (6,131)
Payment of debt issuance costs                                           (1,715)       (44)    (1,185)
Cash dividends                                                          (76,773)   (75,463)   (73,962)
Preferred unit dividends                                                 (5,769)    (5,769)    (5,336)
Proceeds from issuance of stock                                           17,227        425      1,952
Repurchase of common stock                                                     -   (34,860)    (7,228)
Payments on notes receivable - officers                                    1,408        248        166
Distribution to minority interests                                       (9,228)    (9,713)   (10,024)
Other financing transactions, net                                              -          -       (18)
------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                  (104,548)   (68,817)   (71,059)
------------------------------------------------------------------------------------------------------
Net change in cash and equivalents                                       (1,881)      3,346    (1,124)
Cash and equivalents, beginning of period                                  5,045      1,699      2,823
------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                    $   3,164   $  5,045    $ 1,699
------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash activities:
Equity share of joint venture received for disposition of assets               -      6,526      (596)
Notes received in consideration for facility sold                              -      9,272        875
Common stock issued in exchange for notes receivable                           -      1,057          -
Common stock received in payment of notes receivable                       1,507        866          -
Shares issued to Directors                                                   160        160        160
Storage facilities acquired in exchange for unsecured notes, deferred
 partnership unit agreements and capital leases                                -      1,000      1,000
Restricted stock issued                                                        -          -        246
Storage facilities acquired in exchange for partnership units and
 common stock                                                                  -        203      4,948
Partnership units exchanged for shares of
 common stock                                                             26,686      8,851      9,164
Issuance of warrants to equity joint venture partner                           -          -        666
Restricted partnership units exchanged for shares of common stock            247          -          -
Assumption of company-issued mortgages in acquisition                          -     13,673          -
                                                                      ---------- ---------- ----------


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Common Stock
                                       ------------                    Notes       Deferred  Accum-  Distributions    Total
                                        Number of           Paid In   Receivable,  Compen-   ulated  In Excess of  Shareholders'
                                          Shares   Amount   Capital   Officers     Sation    Deficit  Net Income     Equity
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Balance at December 31, 1998              27,728   $ 277  $ 749,093   $(11,389)    $    -  $(15,831)   $(23,608)     $ 698,542
------------------------------------------------------------------------------------------------------------------------------
Issuance of new shares of common stock       279       3      9,190           -         -          -           9         9,202
Issuance of new shares of common stock
 under stock plans                           109       1      2,812       (145)     (586)          -           -         2,082
Payments on notes receivable - officers        -       -          -         166         -          -           -           166
Deferred compensation expense                  -       -          -           -        69          -           -            69
Net income                                     -       -          -           -         -          -      63,947        63,947
Dividends declared ($2.68 per share)           -       -          -           -         -          -    (75,048)      (75,048)
Repurchase of common stock                 (250)     (2)    (7,226)           -         -          -           -       (7,228)
Issuance of 1.25 million warrants              -       -        666           -         -          -           -           666
Adjustments to minority interest               -       -    (1,503)           -         -          -           -       (1,503)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              27,866   $ 279  $ 753,032   $(11,368)    $(517)  $(15,831)   $(34,700)     $ 690,895
-------------------------------------------------------------------------------------------------------------------------------
Issuance of new shares of common stock       281       3      8,994           -         -          -           -         8,997
Issuance of new shares of common stock
 under stock plans                            54       -      1,550     (1,056)       148          -           -           642
Payments on notes receivable - officers        -       -          -         248         -          -           -           248
Deferred compensation expense                  -       -          -           -       117          -           -           117
Net income                                     -       -          -           -         -          -      62,237        62,237
Dividends declared ($2.76 per share)           -       -          -           -         -          -    (75,289)      (75,289)
Repurchase of common stock               (1,182)    (12)   (35,773)         866         -          -           -      (34,919)
Adjustments to minority interest               -       -      (781)           -         -          -           -         (781)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              27,019   $ 270  $ 727,022   $(11,310)    $(252)  $(15,831)   $(47,752)     $ 652,147
-------------------------------------------------------------------------------------------------------------------------------
Issuance of new shares of common stock       753       8     26,678           -         -          -           -        26,686
Issuance of new shares of common stock
 under stock plans                           551       5     17,734           -         -          -           -        17,739
Payments on notes receivable - officers        -       -          -       1,408         -          -           -         1,408
Deferred compensation expense                  -       -          -           -       130          -           -           130
Net income                                     -       -          -           -         -          -      64,232        64,232
Dividends declared ($2.84 per share)           -       -          -           -         -          -    (78,126)      (78,126)
Repurchase of common stock                  (45)       -    (1,610)       1,507         -          -           -         (103)
Adjustments to minority interest               -       -    (9,620)           -         -          -           -       (9,620)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              28,278   $ 283  $ 760,204    $(8,395)    $(122)  $(15,831)   $(61,646)     $ 674,493
-------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

Storage USA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

     Storage USA, Inc. (the "Company") a Tennessee corporation, was formed in 1985 to acquire, develop, construct, franchise and own and operate self-storage facilities throughout the United States. The Company is structured as an umbrella partnership real estate investment trust ("UPREIT") in which substantially all of the Company's business is conducted through SUSA Partnership, L.P. (the "Partnership"). Under this structure, the Company is able to acquire self-storage facilities in exchange for units of limited partnership interest in the Partnership ("Units"), permitting the sellers to at least partially defer taxation of capital gains. At December 31, 2001 and 2000, respectively, the Company had an approximate 91.4% and 88.8% partnership interest in the Partnership.

     In 1996, the Company formed Storage USA Franchise Corp ("Franchise"), a Tennessee corporation. From the initial inception of Franchise until December 31, 2000, the Partnership owned 100% of its non-voting common stock, and accounted for Franchise under the equity method. The Partnership included its 97.5% share of the profit or loss of Franchise in Service and Other Income as part of income from equity investments, and its share of the net assets of Franchise in other assets. On January 2, 2001, the Company acquired all of the outstanding voting stock of Franchise for total consideration of $203 thousand. The transaction was accounted for under the purchase method. The voting stock was acquired from the Company's Chief Executive Officer and President in a Board approved transaction. Accordingly, commencing in 2001, the Company consolidates Franchise for accounting purposes. Also effective as of the beginning of the year was the Company's election of Franchise as a taxable REIT subsidiary ("TRS") under the REIT provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 ("the Act").

     At December 31, 2001, the Company owned and managed 558 self-storage facilities containing approximately 37.9 million square feet located in 33 states and the District of Columbia.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, the Partnership and SUSA Management. As described in Note 1 above, commencing in 2001, the consolidated financial statements include the accounts of Franchise. The Partnership accounted for Franchise under the equity method in 1999 and 2000, and included its share of the earnings or loss of Franchise in Service and Other Income. All intercompany balances and transactions have been eliminated.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

FEDERAL INCOME TAXES

     The Company operates so as to qualify to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a REIT that complies with the Code and distributes at least 90% of its taxable income to its shareholders does not pay federal tax on its distributed income. Franchise, however, as a TRS, does pay federal income taxes.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

     Rental income is recorded when due from tenants. Rental income received prior to the start of the rental period is deferred and included in rents received in advance.

RENTAL AND OTHER PROPERTY INCOME

     Rental and Other Property Income consists of rental income plus other income from property specific activities (sale of locks and packaging material, truck rentals and ground rents for cellular telephone antenna towers and billboards). A summary of these amounts follows:

                                   For the years ended December 31,
                                  --------------------------------------
                                      2001         2000           1999
                                  --------------------------------------
                                              (in thousands)
Rental income                     $  277,210    $  254,375    $ 243,185
Other property specific income         4,855         4,183        4,057
                                  --------------------------------------
Rental and other property income  $  282,065    $  258,558    $ 247,242
                                  ======================================

SERVICE AND OTHER INCOME

     Service and Other Income consists of revenue derived from providing services to third parties and related unconsolidated joint ventures, the Company's proportionate share of the net income or loss of equity investments and gains from the liquidation of Franchise's equity participations. The services provided by the Company include the management of self-storage facilities, general contractor, development and acquisition services provided to the General Electric Capital Corporation ("GE Capital") Development and Acquisition Ventures (the "GE Capital Ventures"), and services provided by Franchise. The Company is reimbursed a fixed percentage of facility revenues for providing management services to third parties and related unconsolidated joint ventures. With the January 1, 2001 implementation of the REIT provisions of the Act, taxable REIT subsidiaries gained the ability to provide "non-customary" services to tenants. Accordingly, commencing in 2001, one of the services being provided by Franchise is the offering to the Company's customers direct access to tenant insurance, which insures their goods against described perils. With the consolidation of Franchise, as described in Note 1 to the consolidated financial statements, tenant insurance income plus royalty fees from franchisees are included in Franchise services income in 2001. Below is a summary of Service and Other Income:

                                            For the years ended December 31,
                                          -----------------------------------
                                             2001         2000       1999
                                          -----------------------------------
                                                    (in thousands)
Management fees                           $   3,967     $ 2,904    $ 2,055
Acquisition, development and
 general contractor fees                        806       1,884          -
Franchise services income                     4,267           -          -
Income from equity investments and other      4,265       1,097      1,855
                                          -----------------------------------
Total                                     $  13,305     $ 5,885    $ 3,910
                                          ===================================

INTEREST EXPENSE, NET

     Interest income and expense are netted together and the breakout of income and expense is as follows:

                             For the years ended December 31,
                        -------------------------------------
                             2001        2000       1999
                        -------------------------------------
                                   (in thousands)
Interest income         $   9,739     $ 13,413    $  13,078
Interest expense         (58,824)     (58,650)     (54,375)
                        -------------------------------------
Net interest expense    $(49,085)    $(45,237)    $(41,297)
                        =====================================

     Interest is capitalized during the period of construction on accumulated investments relating to the development of certain qualifying properties. During 2001, 2000, and 1999, total cash paid by the Company for interest was $63.0 million, $65.3 million, and $55.5 million, respectively, which includes $3.7 million, $5.0 million, and $4.4 million, which was capitalized in 2001, 2000, and 1999, respectively.

INTEREST RATE MANAGEMENT AGREEMENTS

     On June 16, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which was effective for the Company as of January 1, 2001. This statement established standards for accounting and reporting of derivative instruments. The Company periodically enters into interest rate management agreements, including interest rate swaps and caps, to manage interest rate risk associated with debt transactions and with its variable rate line of credit. Since no such agreements were outstanding as of December 31, 2000, the implementation of SFAS 133 did not have a material impact on the Company's financial position or results of operations. Additionally, no such agreements were entered into during 2001.

INVESTMENTS IN STORAGE FACILITIES

     Storage facilities are recorded at cost. Depreciation is computed using the straight line method over estimated useful lives of 40 years for buildings and improvements, and three to ten years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred. Certain costs, principally payroll, directly related to real estate development, are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved, and the related gain or loss is credited or charged to the income statement.

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

MINORITY INTEREST

     Minority Interest reflects the ownership interest of the limited partners who hold common and preferred units in the Partnership. The common unit holders' and preferred unit holders' share of the net income of the Partnership is charged to minority interest expense and increases the Company's liability. Distributions to common unit holders and preferred unit holders reduce the Company's liability. At each reporting period, the Company calculates the amount of equity allocable to the common unit holders by multiplying the common unit holders' percentage ownership of the Partnership by the total partners' equity. An adjustment is made to the minority interest liability with a corresponding adjustment reflected in the consolidated statement of shareholders' equity.

RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the current consolidated financial statement presentation with no impact on previously reported net income or shareholders' equity.

NOTE 3 INVESTMENTS IN STORAGE FACILITIES

     Investments in Storage Facilities consisted of the following at December
31:

                                               2001            2000
                                        -----------------------------
                                               (in thousands)
Land                                     $       427,939   $  418,507
Buildings and improvements                     1,251,544    1,197,701
Tenant improvements                                7,725        7,338
Furniture, fixtures and equipment                 48,877       42,525
Development in progress, including land           36,437       44,654
                                        ------------------------------
Total                                          1,772,522    1,710,725
Less: accumulated depreciation                 (172,291)    (132,527)
                                        ------------------------------
                                         $     1,600,231   $1,578,198
                                        ==============================

     The above cost balances include facilities acquired through capital leases of $32.5 million at December 31, 2001 and $31.5 million at December 31, 2000. Also included above is $26.7 million at December 31, 2001 and $22.8 million at December 31, 2000 of corporate office furniture and fixtures. Accumulated depreciation associated with the facilities acquired through capital leases was $2.3 million at December 31, 2001 and $1.4 million at December 31, 2000. Accumulated depreciation associated with corporate furniture and fixtures was $10.3 million at December 31, 2001 and $6.5 million at December 31, 2000.

     The following summarizes activity during the periods:

                                              (in thousands)
                                              --------------
Cost:
   Balance on December 31, 1999                   $ 1,670,892
   Property acquisitions                               18,883
   Land acquisitions and development                   37,398
   Facility expansions                                  4,975
   Improvements and other                              14,357
   Properties exchanged/disposed                     (35,780)
                                                  ------------
   Balance on December 31, 2000                   $ 1,710,725
                                                  ============

   Property acquisitions                                9,333
   Land acquisitions and development                   24,301
   Facility expansions                                 14,463
   Improvements and other                              11,797
   Consolidation of Franchise assets                   11,575
   Properties exchanged/disposed                      (9,672)
                                                  ------------
   Balance on December 31, 2001                   $ 1,772,522
                                                  ============

Accumulated Depreciation:
   Balance on December 31, 1999                   $    94,538
   Additions during the period                         38,062
   Properties exchanged/disposed                         (73)
                                                  ------------
   Balance on December 31, 2000                   $   132,527
                                                  ============

   Additions during the period                         40,395
   Consolidation of Franchise                             351
   Properties exchanged/disposed                        (982)
                                                  ------------
   Balance on December 31, 2001                   $   172,291
                                                  ============

NOTE 4 ADVANCES AND INVESTMENT IN REAL ESTATE
     Advances and investments in real estate consisted of the following at December 31,

                                      2001          2000
                               -----------------------------
                                      (in thousands)
Advances to franchisees         $  98,552        $113,272
Fidelity joint venture              (557)           (300)
GE Capital Ventures                19,274          20,758
Other joint ventures                (389)           2,395
                               -----------------------------
Total advances and investments  $ 116,880        $136,125
                               =============================

ADVANCES

     During 1997, the Company began offering construction advances to franchisees of Franchise to fund the development of franchised self-storage facilities. Minimal loan commitments have been made under the program since 1999. The loans are collateralized by the property and have a term of up to five years. Interest only is due on the loans during the first two years, with amortization of principal commencing in the third year based upon a 25-year schedule. Accordingly, limited principal is repaid during the loan term. The Company advances the funds for construction and start-up costs at a market interest rate based on a spread over the 30-day LIBOR rate or the prime rate and adjusted monthly. Typically advances represent 70%-90% of the anticipated cost of the project at the prime rate plus one half to one percentage point. In consideration for coordinating the financing as well as other value derived by the franchisee, Franchise typically receives an equity interest in the facility. The equity interest typically allows Franchise to share in 40% to 45% of the positive cash flows of the facility, and if sold, the sale of the facility. Due to the Company's equity participation in the underlying projects, all related activity is being accounted for as direct investments in and advances to real estate joint ventures, with current guidance regarding the appropriate recognition of projects' profits and losses being followed by the Company. As of December 31, 2001, the Company is committed to advance an additional $1.2 million for similar construction loans. Based upon management assessment of current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, specific loan review and other relevant factors, the need for impairment reserves associated with these advances is considered. No such allowances have been established as of December 31, 2001 and 2000. The table below summarizes certain information related to these advances:

                                                       December 31,
                                                    2001            2000
                                              ---------------------------------
                                                       (in thousands)
Advances (collateralized by first mortgages)     $     98,552    $    113,272
Interest rates at end of period                  4.75%-10.00%    8.00%-10.50%
Weighted average interest rate during period            7.60%           9.86%

     Scheduled maturities of advances outstanding at December 31, 2001 are $41.5 million in 2002, $50.9 million in 2003 and $6.2 million thereafter. Some of these loans can be extended for an additional year at the option of the franchisee.

JOINT VENTURES
FIDELITY VENTURE

     On June 7, 1999, the Company formed a joint venture with Fidelity Management Trust Company (the "Fidelity Venture"). The Company contributed 32 self-storage facilities with a fair value of $144.0 million to the Fidelity Venture in return for a 25% interest and cash proceeds of approximately $131.0 million, representing Fidelity Management Trust Company's 75% interest in the joint venture and the Company's proportionate share of proceeds from a $93.6 million non-recourse note obtained by the joint venture. The note is supported by mortgages which are non-recourse to the joint venture partners and has a fixed interest rate of 7.76%. The Company accounts for its investment in the Fidelity Venture under the equity method. The Company's original basis in the Fidelity Venture was equal to 25% of the Company's historical cost basis in the self-storage facilities of approximately $91.2 million, less the approximate $23.4 million in debt proceeds distributed from the joint venture. A $37.1 million gain on the transaction, net of disposition costs, was deferred until such time the Company disposes of its interest in the Fidelity Venture or the underlying properties are sold. Under the terms of the venture agreement, cash flow from operations and liquidation of the venture will be distributed to each member based on its proportionate equity interest. The Company manages the Fidelity Venture and continues to operate all of the venture's assets for a fee.

     The Company recognized $1.3 million in equity earnings from the Fidelity Venture and $1.5 million in management fees for operating the venture's properties in 2001, compared to $1.4 million and $1.4 million, respectively, in 2000. As of December 31, 2001 and 2000, the Company had recorded negative investment balances in the Fidelity Venture of $557 thousand and $300 thousand, respectively. The following table summarizes certain financial information related to the Fidelity Venture:

                                             December 31,
                                 2001            2000        1999
                             -----------------------------------------
                                           (in thousands)
Income Statement:
Property revenues               $   24,263    $   23,017    $   12,847
Property expenses                    8,727         7,566         3,939
Net operating income                15,536        15,451         8,908
Net income                           5,478         5,281         3,381

Balance Sheet:
Total assets                    $  143,592    $  147,918    $  149,475
Total third party debt              90,224        91,768        92,976

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

     In 2000, the Company transferred nine projects that were in various stages of development into the Development Venture, representing projected aggregate total costs of $53.0 million. The projects were transferred to the Development Venture at the Company's cost of $26.0 million. The Company received $19.9 million in cash, and recorded an investment in the venture of $6.5 million, representing a 25% interest.

     Also in 2000, the Development Venture closed on a debt facility with a commercial bank. Under this facility, the Development Venture can borrow up to 50% of the cost of each project. The borrowings are supported by mortgages which are non-recourse to the joint venture partners, except for an environmental indemnification and construction completion guaranty that the Partnership will provide. The facility bears interest at various spreads over the Eurodollar Rate. As of December 31, 2001, the Development Venture had eight properties operating and one in design and construction.

     In 2000, the Acquisition Venture closed on a debt facility with a group of commercial banks. Under this facility, the Acquisition Venture can borrow up to 50% of the lesser of the cost or appraised value of the acquired properties. The facility is secured by those properties, and bears interest at various spreads over LIBOR. During 2001, the Acquisition Venture acquired three properties and leasehold interests in five others for a cost of approximately $28.3 million, bringing the total number of operating properties within the venture to fourteen. Of the properties acquired during 2001, seven are located in the Boston metropolitan area and one is located in Northern New Jersey.

     In connection with the closing of these joint ventures, GE Capital received warrants for the purchase of 1.25 million shares of Storage USA common stock at $42 per share. These warrants may be exercised at any time within a five-year period. The warrants are recorded at fair value on the date of issuance based upon a Black-Scholes option-pricing model. There were also investment advisory fees incurred in the closing of the GE Capital Ventures. A total of $3.2 million has been paid, $1.7 million relating to the Development Venture, and $1.5 million to the Acquisition Venture. The Company has also funded approximately $900 thousand of cost over-runs included within the Development Venture. All of these amounts are included in the Company's recorded investment in the joint ventures.

     The Company has recognized certain fees related to the GE Capital Ventures as summarized below:

                                                    2001            2000
                                              ---------------------------------
                                                       (in thousands)
Acquisition, development and
 general contractor fees                         $        806    $       2,269
Management fees                                           796              159
                                              ---------------------------------
                                                 $      1,602    $       2,428
                                              =================================


     In 2000, the Company recognized a $538 thousand loss in equity earnings from the GE Capital Ventures. Included in this equity loss was amortization relating to the difference between the Company's cost and the underlying equity in the ventures' net assets. In 2001, the Company recognized a $480 thousand loss in equity earnings from the GE Capital Ventures, including the related amortization.

     As of December 30, 2001 and December 31, 2000, the Company had combined recorded investments of $19.3 million and $20.8 million, respectively, in the GE Capital Ventures. The following tables summarize certain financial information related to the ventures for 2001 and 2000.

                                            December 31, 2001                         December 31, 2000
                                  ---------------------------------------------------------------------------------
                                   Development    Acquisition  Total GECC    Development   Acquisition  Total GECC
                                     Venture       Venture      Ventures       Venture      Venture      Ventures
                                  ---------------------------------------------------------------------------------
(in thousands)
Income Statement:
Property revenues                    $    2,300    $  11,034    $    13,334    $     423    $   2,332    $    2,755
Property expenses                         2,239        5,361          7,600          662        1,116         1,778
Net operating income                         61        5,673          5,734        (239)        1,216           977
Net income/(loss)                       (2,150)        1,007        (1,143)        (934)           98         (836)
Balance Sheet:
Total assets                         $   49,213    $  85,775    $   134,988    $  42,475    $  50,707    $   93,182
Total third party debt                   24,309       29,462         53,771       19,727       22,215        41,942
Number of Operating Properties:               8           14             22            5            6            11


Other Ventures

     The Partnership has equity interests in several single facility joint ventures. Franchise has equity interests in a number of franchisee joint ventures which are included in advances and investments in real estate. Prior to 2001, these equity interests were included in other assets as part of the Company's recording of its equity share of the overall net assets of Franchise.

NOTE 5 OTHER ASSETS

     Other assets consist of the following at December 31:

                                                     2001        2000
                                                 ------------------------
                                                      (in thousands)
Deposits                                           $    2,710  $    4,449
Accounts receivable                                     4,401       4,192
Mortgages receivable                                      520       2,700
Notes receivable                                        3,921       6,389
Other receivables                                      10,133       7,760
Advances and investments in Franchise                       -       9,464
Deferred costs of issuances of unsecured notes
(net of amortization)                                   7,729       8,291
Other                                                   6,645       4,157
                                                 ------------------------
Total                                              $   36,059  $   47,402
                                                 ========================

     Deferred financing costs are amortized using the interest method over the terms of the related debt.

NOTE 6 BORROWINGS

     The following is a debt maturity schedule as of December 31, 2001:

                                 2002        2003          2004         2005        2006  Thereafter
                          --------------------------------------------------------------------------
                                                         (in thousands)
Notes payable               $       -   $ 100,000    $        -    $       -   $ 100,000   $ 400,000
Mortgage note payables          1,542       1,696        23,367        6,064      17,156      10,146
                          --------------------------------------------------------------------------
Total payments due          $   1,542   $ 101,696    $   23,367    $   6,064   $ 117,156   $ 410,146
                          ==========================================================================


NOTES PAYABLE

     The Partnership has issued various fixed rate senior unsecured notes (the "Notes") due on various dates. The Notes are redeemable at any time at the option of the Partnership in whole or in part, at a redemption price equal to the sum of: (a) the principal amount of the Notes being redeemed plus accrued interest or (b) a "make-whole" amount as more fully defined in the Notes' prospectus. The Notes are not subject to any mandatory sinking fund and are an unsecured obligation of the Partnership. The Notes contain various covenants restricting the amount of secured and unsecured indebtedness the Partnership may incur. The amounts, maturities and interest rates of the Notes are as follows:

        December 31,
--------------------------
      2001         2000           Maturity     Interest
-------------------------------------------------------
       (in thousands)
  $   100,000   $  100,000    November, 2003     7.13%
      100,000      100,000    July, 2006         6.95%
      100,000      100,000    December, 2007     7.00%
      100,000      100,000    June, 2017         8.20%
      100,000      100,000    July, 2018         7.45%
      100,000      100,000    December, 2027     7.50%
--------------------------
  $   600,000   $  600,000
==========================

     The proceeds from the issuances of the Notes were used to fund the purchase of acquisitions and repay debt incurred under the revolving lines of credit discussed below, which are used to finance the acquisition and development of self-storage facilities and for working capital.

LINE OF CREDIT BORROWINGS

     During 2001, the Company amended its revolving line of credit with a group of commercial banks. Under the amended credit agreement, the Company can borrow up to $225 million at a spread over LIBOR of 115 basis points. This line of credit will mature on September 17, 2004 and includes a one-year extension option. The Company also amended its $40 million line of credit with a commercial bank. This amended line of credit will mature on July 31, 2002. Franchise can borrow under a $10 million line of credit with a commercial bank, which matures on December 29, 2002 and is renewable at that time. The lines bear interest at various spreads of LIBOR. None of these agreements have compensating balance requirements. The agreements impose several limitations on the Company. The most restrictive of these requires the Company to maintain minimum levels of debt service coverage and limits the level of the Company's total borrowings as a percentage of its assets. The following table lists additional information about the lines of credit.

                                                                         2001                         2000
                                                       --------------------------------------------------------
                                                           SUSA                                       SUSA
                                                        Partnership    Franchise        Total      Partnership
---------------------------------------------------------------------------------------------------------------
(in thousands)
Total lines of credit at December 31                     $   265,000    $  10,000    $  275,000     $  240,000
Borrowings outstanding at December 31                        150,900        8,000       158,900        168,333
Weighted average daily borrowing during year                 167,593        9,946       177,539        156,093
Maximum daily borrowing during year                          191,222       10,000       201,222        194,283
Weighted average daily interest rate during the year           5.42%        5.37%         5.42%          7.68%


MORTGAGE NOTES PAYABLE

     Mortgage notes payable consist of the following at December 31:

                                                   2001
                              --------------------------------------------------
                                   Face     Assets      Maturity  Interest Rate
                                  Amount  Encumbered     Range       Range
                              --------------------------------------------------
                                                (in thousands)
Conventional fixed rate        $   54,889  $   146,193  2004-2021  8.1%-11.5%
Conventional variable rate          5,082       11,279  2006-2016   5.6%-8.5%
                              --------------------------------------------------
                               $   59,971  $   157,472
Total premiums                      4,380
                              -----------
Mortgage notes payable         $   64,351
                              ===========


                                                    2000
                             --------------------------------------------------
                                 Face        Assets     Maturity Interest Rate
                                Amount     Encumbered    Range      Range
                             --------------------------------------------------
                                               (in thousands)
Conventional fixed rate       $   56,152  $   146,044  2001-2021  8.1%-11.5%
Conventional variable rate         5,223       11,244  2006-2016   7.9%-9.0%
                             --------------------------------------------------
                              $   61,375  $   157,288
Total premiums                     5,470
                             -----------
Mortgage notes payable        $   66,845
                             ===========

     Certain mortgages were assumed at above market interest rates. Premiums were recorded upon assumption and amortized using the interest method over the terms of the related debt.

OTHER BORROWINGS

     Other borrowings consisted of the following at December 31:

                                           2001                            2000
                                Face      Carry     Imputed        Face    Carry    Imputed
                               Amount     Value       Rate        Amount   Value      Rate
                              --------------------------------------------------------------
                                                       (in thousands)
Non-interest bearing notes     $      -  $       -    0.00%    $   5,150  $   4,902  7.50%
Deferred units                    7,500      7,147    7.50%       11,000     10,005  7.50%
Capital leases                        -     23,776    7.50%            -     23,897  7.50%
                              --------------------------------------------------------------
                               $  7,500  $  30,923             $  16,150  $  38,804
                              ====================            =====================


     During 1998, the Company issued $15.2 million of unsecured, non-interest bearing notes in exchange for interest in self-storage facilities. These notes were issued at various maturities through 2001, and accordingly were paid off in full during the course of 2001. The Company also consummated deferred unit agreements totaling $13.0 million in exchange for interest in self-storage facilities. These agreements contained various maturities through 2002, at which time Units were to be issued to satisfy the agreements. In 2001, the issuers of the deferred unit agreement elected to receive $3.5 million in cash, rather than their scheduled Units. In February 2002, the issuers accepted early payment of the balance of the debt, and again elected to receive cash instead of Units. The early payment, originally due September 2002, totaled $7.2 million. During 1998, the Company signed a lease agreement on several self storage facilities. The lease is being accounted for as a capital lease. An initial deposit of $7.6 million was made at the time of closing and minimum lease payments totaling $9.2 million will be paid to the lessor through 2003 at which time the Company has the option to purchase the facilities for $29.0 million. If the Company does not exercise this option the Lessor has the option to sell the facilities to the Company for $29.3 million. Future minimum lease payments broken out between principal and interest by maturity are shown below.

                                  2002        2003
                               ---------------------
                                   (in thousands)
Principal                       $     296   $ 23,480
Interest                            1,772      1,168
                               ---------------------
Future minimum lease payment    $   2,068   $ 24,648
                               =====================

NOTE 7 INCOME PER SHARE

     Basic and diluted income per share is calculated by dividing net income by the appropriate weighted average shares as presented in the following table:

                                                     For the years ended December 31,
                                                      2001         2000         1999
                                                   -----------------------------------
                                                     (dollars and shares in thousands)
Basic net income per share:
 Net income                                         $  64,232    $  62,237   $  63,947
 Basic weighted average common
  shares outstanding                                   27,415       27,373      27,942
                                                   -----------------------------------
 Basic net income per share                         $    2.34    $    2.27   $    2.29
                                                   -----------------------------------

Diluted net income per share:
 Net income                                         $  64,232    $  62,237   $  63,947
 Minority interest relating to
  limited partners of the  Partnership                  7,260        7,893       8,358
                                                   -----------------------------------
 Net income before minority
  interest relating to limited partners of
  the Partnership                                   $  71,492    $  70,130   $  72,305
                                                   -----------------------------------
 Basic weighted average common shares outstanding      27,415       27,373      27,942
 Weighted average Units outstanding                     3,143        3,460       3,660
 Basic weighted average common shares and Units
  outstanding                                          30,558       30,833      31,602
 Dilutive effect of stock options                         413          117          70
 Diluted weighted average common shares and Units
  outstanding                                          30,971       30,950      31,672
                                                   -----------------------------------
 Diluted net income per share                       $    2.31    $    2.26   $    2.28
                                                   ===================================

NOTE 8 FINANCIAL INSTRUMENTS

     The Company's carrying amounts and fair value of its financial instruments were as follows as of December 31:

                                                      2001                        2000
                                              --------------------------------------------------
                                               Carrying                  Carrying
                                                 value     Fair value     value     Fair value
                                              --------------------------------------------------
                                                                  (in thousands)
Cash and cash equivalents                      $    3,164   $    3,164   $    5,045   $    5,045
Advances (collateralized by first mortgage)        98,552       98,552      113,272      113,272
Line of credit borrowings                         158,900      158,900      168,333      168,333
Mortgage notes payable                             64,351       63,346       66,845       66,304
Notes payable                                     600,000      565,070      600,000      559,381
                                              --------------------------------------------------


     The Company, in determining the fair values set forth above, used the following methods and assumptions:

ADVANCES

     Advances accrue interest based on a spread over the 30-day LIBOR rate or the prime rate and are adjusted monthly and therefore fair value approximates carrying value.

MORTGAGE AND NOTES PAYABLE AND LINE OF CREDIT BORROWINGS

     The Company's line of credit borrowings bear interest at variable rates and therefore cost approximates fair value. The fair value of the mortgage and notes payable were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate at December 31, 2001 and 2000, for similar types of borrowing arrangements.

NOTE 9 COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

     The Company has various lease agreements for office space. Total future minimum rental payments and corresponding revenues from subtenant payments are outlined below:

                 2002     2003     2004     2005     2006  thereafter
                ------------------------------------------------------
                                   (in thousands)
Lease payments   $3,422   $2,933   $2,878   $2,914   $2,925   $25,516
Sublease income   1,329    1,228    1,226      961      975     8,337
                ------------------------------------------------------
                 $2,093   $1,705   $1,652   $1,953   $1,950   $17,179
                ======================================================

Rental expense under these operating leases approximated $3.8 million in 2001, $2.8 million in 2000, and $1.2 million in 1999.
Corresponding sublease income totaled $855 thousand in 2001 and $824 thousand in 2000. There was no sublease income in 1999.

CONSTRUCTION FINANCING

     The Company is committed to advance an additional $1.2 million in construction financing to franchisees of Franchise as described in Note 4. The Company is also a limited guarantor on the financing of three open and operating projects in which Franchise has either a partnership interest or an option to purchase the facility at various times after completion. Under the terms of the guarantee, the Company has the option, upon notice by the financial institution of an event which would require payment by the Company under the guarantee, of
(a) purchasing the note and all related loan documents without recourse or (b) payment of the guarantee. At December 31, 2001, the Company was guarantor on $6.4 million of these financing arrangements, of which $368 thousand was outstanding.

REDEMPTION OF UNITS

     At December 31, 2001, there were 2.7 million Units outstanding. These Units are redeemable, at the option of the Limited Partners, beginning on the first anniversary of their issue, for amounts equal to the then fair market value of their Units ($112.2 million redeemable at December 31, 2001, based upon a price per Unit of $42.10 at December 31, 2001) payable by the Company in cash or, at the option of the Company, in shares of the Company's common stock at the exchange ratio of one share for each Unit.

NOTE 10 DISTRIBUTIONS (UNAUDITED)

     The dollar amount and percentage allocation between return of capital and ordinary income of the Company's dividends were as follows:

                           2001      2000      1999
                       ----------------------------
Dividends               $  2.84   $  2.76   $  2.68
Ordinary income             83%       82%       86%
Return of capital           17%       18%       14%

NOTE 11 CAPITAL STOCK

STOCK-BASED COMPENSATION PLAN

     The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plan. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company elected to continue to apply the provisions of APB 25. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required and are presented below along with a summary of the plan and awards.

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

     Generally, the optionee has up to ten years from the date of the grant to exercise the options. Plan activity follows:

                                        Number of     Exercise         Weighted average
                                         options     price range        exercise price
                                       -------------------------------------------------
Options outstanding December 31, 1998    1,968,345  $  21.75-$40.3125      $32.87
Exercisable at end of year                 771,982  $  21.75-$40.3125      $30.59
 Granted                                   800,129  $  27.5625-31.875      $33.09
 Exercised                                (79,000)  $    31.75-$31.00      $24.30
 Cancelled                                (93,026)  $  38.875-$38.875      $38.75

Options outstanding December 31, 1999    2,596,448  $  21.75-$40.3125      $31.66
Exercisable at end of year               1,039,079  $  21.75-$40.3125      $32.63
 Granted                                   498,853  $ 28.3125-$30.875      $28.36
 Exercised                                (17,188)  $    21.75-$29.50      $24.54
 Cancelled                               (392,841)  $27.5625-$39.4375      $31.97

Options outstanding December 31, 2000    2,685,272  $  21.75-$40.3125      $31.07
Exercisable at end of year               1,206,611  $  21.75-$40.3125      $32.52
 Exercised                               (531,631)  $  21.75-$39.6875      $32.29
 Cancelled                               (261,540)  $  21.75-$40.3125      $30.00

Options outstanding December 31, 2001    1,892,101  $  21.75-$40.3125      $30.50
Exercisable at end of year                 858,091  $  21.75-$40.3125      $31.80


The following table provides additional information about the options outstanding and exercisable at December 31, 2001:

                                         Options outstanding                       Options exercisable
                         ---------------------------------------------------------------------------------------
                          Outstanding    Weighted average     Weighted        Exercisable          Weighted
                             as of          remaining          average           as of              average
Range of exercise prices  Dec. 31, 2001  contractual life   exercise price    Dec. 31, 2001      exercise price
----------------------------------------------------------------------------------------------------------------
$21.7500 - $25.4625             139,000       2.37               $22.1601           139,000             $22.1601
$25.4626 - $29.1750             966,127       8.20               $27.8820           196,432             $27.8862
$29.1751 - $32.8875             245,211       6.75               $29.7340           123,306             $29.7801
$32.8876 - $36.6000             119,044       6.09               $34.6639            66,444             $34.3616
$36.6001 - $40.3125             422,719       5.79               $38.4869           332,909             $38.3773
                         ---------------------------------------------------------------------------------------
                              1,892,101       6.91               $30.4976           858,091             $31.8024
                         =======================================================================================

     The Company has utilized a Black-Scholes option-pricing model with the following assumptions in order to estimate the fair value of its stock options. There were no stock options granted in 2001.

                                                     2000      1999
                                                  ------------------
Risk-free interest rates                            5.77%     6.35%
Estimated dividend yields                           9.26%     8.86%
Volatility factors of the expected market price
of the Company's common shares                     23.42%    22.80%
Expected life of the options (years)                    7         7
Weighted average fair value                         $2.36     $3.35

     The following pro forma disclosures were computed assuming the fair value of the options is amortized to compensation expense over the vesting period of the options:

                                                  2001       2000        1999
                                   ------------------------------------------
                                      (in thousands, except per share data)
Pro forma compensation expense                   $1,464     $1,203     $1,063
Pro forma net income                            $62,768    $61,034    $62,884
Pro forma basic net income per share              $2.29      $2.23      $2.25
Pro forma diluted net income per share            $2.26      $2.22      $2.24

EMPLOYEE STOCK PURCHASE AND LOAN PLAN

     As of December 31, 2001, the Company has issued 558 thousand shares of its common stock under the 1995 Employee Stock Purchase and Loan Plan. Pursuant to the terms of the plan, the Company and certain officers entered into stock purchase agreements whereby the officers purchased common stock at the then current market price. The Company provides 100% financing for the purchase of the shares with interest rates ranging from 5.8% to 9.2% per annum payable quarterly. The underlying notes have personal guarantees and are collateralized by the shares and mature between 2002 and 2007.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     In 1995, the Company adopted the Dividend Reinvestment and Stock Purchase Plan. Under the plan, the Company offers holders of its common stock the opportunity to purchase, through reinvestment of dividends or by additional cash payments, additional shares of its common stock. The shares of common stock for participants may be purchased from the Company at the greater of the average high and low sales price or the average closing sales price on the investment date or in the open market at 100% of the average price of all shares purchased for the plan. During 2001, 2000 and 1999, 5,222, 7,603, and 3,813 shares, respectively, were issued under the plan.

STOCK PURCHASE AGREEMENT

     On March 1, 1996, the Company entered into a Stock Purchase Agreement with Security Capital U.S. Realty (U.S. Realty) to purchase shares of the Company's common stock. On March 19, 1996, U.S. Realty also executed a Strategic Alliance Agreement and a Registration Rights Agreement with the Company, which has subsequently been amended. The Strategic Alliance Agreement generally provides that U.S. Realty may nominate a number of directors to the Company's Board of Directors proportionate to its ownership of the Company's common stock and provides certain restrictions on further acquisition or sales of Storage USA's common stock as well as certain restrictions on Storage USA. On January 16, 2001, SC Realty Corporation, an indirect wholly-owned subsidiary of Security Capital Group, Incorporated ("Security Capital") acquired all outstanding shares of Storage USA common stock owned by U.S. Realty. As of December 31, 2001, three nominees of Security Capital serve on the Company's Board of Directors. During 2001, the Company paid Security Capital or its affiliates $175 thousand for various services received by the Company during the year. The payments included $152 thousand for insurance related services and $23 thousand for real estate research and contingent property tax reduction fees.

COMMON STOCK

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

NOTE 12 PREFERRED UNITS

     On November 12, 1998, the Partnership issued 650,000 units of $100 par value 8.875% Cumulative Redeemable Preferred Partnership Units (the "Preferred Units") valued at $65 million in a private placement. The Partnership has the right to redeem the Preferred Units after November 1, 2003 at the original capital contribution plus the cumulative priority return to the redemption date to the extent not previously distributed. The Preferred Units are exchangeable for 8.875% Series A Preferred Stock of the Company, on or after November 1, 2008 (or earlier upon the occurrence of certain events) at the option of 51% of the holders of the Preferred Units.

NOTE 13 POST EMPLOYMENT BENEFIT PLAN

     The Company contributes to a 401(k) savings plan (a voluntary defined contribution plan) for the benefit of employees meeting certain eligibility requirements and electing participation in the plan. Each year through 1999, the Company was obligated to make a matching contribution on the employee's behalf equal to 50% of the participant's contribution to the plan, up to 2% of the participant's compensation. Additionally, Company profit sharing contributions to the plan were determined annually by the Company. Plan changes effective January 1, 2000 eliminate the discretionary profit sharing contributions, but increase the matching contributions. The Company is now obligated to make a matching contribution on the employee's behalf equal to 100% of the first 3% of employee deferrals plus 50% of the next 2% (up to 5%), for a total potential match of 4%, if the employee contributes 5%. Company contributions totaled $786 thousand, $2.0 million, and $969 thousand during 2001, 2000 and 1999, respectively. $571 thousand of the 2000 total reflects additional contributions relating to a Voluntary Compliance Resolution filed with the I.R.S. for plan years 1994 through 1998.

NOTE 14 RECENT ACCOUNTING DEVELOPMENTS

     The FASB has recently issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Both of these statements will be effective for fiscal year 2002. Due to the limited amount of goodwill and other intangibles that have been previously booked by the Company, the adoption of these statements is not expected to have a material impact on the Company's financial position or results of operations.

     The FASB has also issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and will be not be effective until fiscal year 2003. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be effective for fiscal year 2002. Under this statement, the Company will be required to account for the sale of self-storage facilities as discontinued operations, and not as part of ongoing operations. The initial adoption of both of these statements is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 15 QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly results of operations for 2001 and 2000:

                                   First    Second    Third    Fourth
2001                              quarter   quarter  quarter  quarter
-----------------------------------------------------------------------
                                    (in thousands, except per share data)
Revenue                            $68,507  $74,233  $76,009  $76,621
Net income                         $13,986  $17,151  $18,538  $14,557
Basic net income per share           $0.52    $0.63    $0.68    $0.52
Diluted net income per share         $0.51    $0.62    $0.67    $0.51

                                   First    Second    Third    Fourth
2000                              quarter   quarter  quarter  quarter
-----------------------------------------------------------------------
                                    (in thousands, except per share data)
Revenue                            $61,499  $65,037  $70,009  $67,898
Net income                         $14,678  $15,084  $16,888  $15,587
Basic net income per share           $0.53    $0.55    $0.62    $0.57
Diluted net income per share         $0.53    $0.55    $0.62    $0.56

NOTE 16 LEGAL PROCEEDINGS

     Grunewald v. Storage USA, Inc. On July 22, 1999, a purported statewide class action was filed against the REIT and Partnership in the Circuit Court of Montgomery County, Maryland, under the style Ralph Grunewald v. Storage USA, Inc. and SUSA Partnership, L.P., case no. 201546V, seeking recovery of certain late fees paid by tenants and an injunction against further assessment of similar fees. The Company filed a responsive pleading on September 17, 1999, setting out its answer and affirmative defenses. The Company believes that it has defenses to the claims in the suit and intends to vigorously defend it. The Plaintiff filed a Motion for Partial Summary Judgment and a Motion for Class Certification, but before Storage USA was required to respond to these motions, the case was stayed until 30 days after the conclusion of appellate proceedings in an unrelated case, not involving the Company, challenging the constitutionality of a new statute passed by the Maryland legislature relating to late fees. While an estimate of the possible loss or range of losses cannot be currently made, we do not believe this case will have any material adverse effect upon the Company's financial position. However, if, during any period, the potential contingency should become probable, the results of operations in such period could be materially affected.

     In Re Storage USA, Inc. Shareholder Litigation. Seven putative class action lawsuits were filed on or about November 6 and 8, 2001, by alleged shareholders of Storage USA in the Chancery Court of Memphis, Tennessee. An additional suit was filed in the Chancery Court of Davidson County. On December 14, 2001, a Consent Order was entered providing for the consolidation of the Shelby County actions and similar actions thereafter filed, the designation of lead plaintiffs' counsel and the filing of a Consolidated and Amended Class Action Complaint. The Order further provides that upon transfer of the Davidson County action to Shelby County, that action will be consolidated with those in Shelby County.

     On December 17, 2001, lead plaintiffs' counsel filed a putative Consolidated and Amended Class Action Complaint in the Chancery Court of Shelby County. The defendants named in that complaint are Storage USA, each of the Directors of Storage USA, Security Capital, Storage USA Trust and the Partnership. The complaint alleges, among other things, that the individual defendants have breached their fiduciary duties to shareholders by structuring the purchase and sale agreement so as to deprive themselves of the ability to consider certain possible competing proposals and by delegating to Security Capital the authority to set the parameters for acceptance or rejection of any offer of superior value for Storage USA, thereby depriving plaintiffs of the true value of their investment in Storage USA. The complaint also alleges that Security Capital breached fiduciary duties to other shareholders of Storage USA and failed to treat those shareholders with entire fairness. On December 19, 2001, plaintiffs filed a Motion for Preliminary Injunction seeking, among other things, to enjoin the proposed transactions between Security Capital and Storage USA, or in the alternative, to declare certain sections of the purchase and sale agreement between Security Capital and Storage USA invalid and void, and if the transactions are consummated, to rescind them and recover rescissionary and other damages suffered by the plaintiffs as a result of the transactions.

     Following negotiations subsequent to the announcement of the transactions, on January 17, 2002, the parties to the litigation entered into a memorandum of understanding setting forth an agreement in principle with respect to the settlement of the purported class actions. As part of the settlement, Security Capital agreed to increase the consideration to be paid in the transactions to Storage USA shareholders from $42.00 to $42.50 per share.

     In the memorandum of understanding the parties to the litigation agreed to use their best efforts to execute as soon as practicable final settlement documentation as may be required in order to obtain final court approval of the settlement, the dismissal of the actions and the release of all claims against the defendants, in accordance with the terms of the memorandum of understanding. In addition to court approval, consummation of the settlement is subject to the completion by the plaintiffs of confirmatory discovery reasonably satisfactory to plaintiffs' counsel and to consummation of the transactions.

     The increase from $42.00 to $42.50 in the cash consideration payable to Storage USA shareholders and limited partners of the Partnership was negotiated at arm's length in a series of discussions between representatives of plaintiffs' counsel and counsel for Security Capital, in which a financial expert retained by plaintiffs' counsel and representatives of Security Capital's financial advisor also participated.

     In connection with the settlement, the parties to the purchase and sale agreement entered into the letter agreement amending the purchase and sale agreement to provide that all references in the purchase and sale agreement to $42.00 will for all purposes be deemed references to $42.50. Regardless of whether court approval of the settlement is obtained prior to consummation of the transactions or the other conditions to the settlement are satisfied, Storage USA shareholders will receive the increased consideration if the transactions are consummated.

     In the event that the court approves the proposed settlement in accordance with its terms, members of the class defined in the settlement will be deemed to have released all claims they had or may have had with respect to the transactions and related matters as reflected in the settlement agreement and proposed final judgment, and will accordingly be barred from asserting any such claims in judicial proceedings. Members of the class defined in the settlement consist of public shareholders of Storage USA (other than Security Capital and its affiliates) at any time during the period from September 10, 2001 (the date on which Storage USA announced that it had modified its standstill arrangement with Security Capital to permit Security Capital to engage in discussions with the special committee concerning Security Capital's intentions relating to its investment in Storage USA) through and including the date of completion of the transactions.

     In connection with the litigation, each of our directors and executive officers who are parties to indemnification agreements with Storage USA have submitted claims to us for reimbursement of indemnifiable expenses under such indemnification agreements.

     Winnerman et. al. v. Storage USA, Inc. On March 12, 2002, a group of limited partners of the Partnership owning in the aggregate 463,732 limited partnership units filed suit in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis against Storage USA, the Partnership and Security Capital. The plaintiffs purport to bring the action individually on their own behalf and as a class action on behalf of all limited partners of the Partnership and on behalf of a subclass of those limited partners who are parties to tax deferral agreements with the Partnership. The plaintiffs seek to enjoin the transactions on the grounds that the transactions are in violation of the existing partnership agreement of the Partnership, of the Tennessee Revised Uniform Limited Partnership Act and of the tax deferral agreements. The plaintiffs allege in the complaint that they seek to prevent the plaintiffs and other limited partners of the Partnership from being cashed out from the Partnership without a vote and without appraisal rights and at an unfair price and from being coerced to give up their existing contractual rights under the existing partnership agreement and the tax deferral agreements. The complaint purports to state causes of action against all of the defendants for alleged breach of fiduciary duty on the grounds that the vote of the minority limited partners is not being sought for the Transactions, the limited partners are not being offered appraisal rights in the Transactions and the special committee did not contain any limited partners or representatives of the limitedpartners. The complaint further purports to state causes of action against all defendants for violation of the Tennessee Revised Uniform Limited Partnership Act by asserting that Storage USA's ownership of both general and limited partnership interests amounts to a conflict of interest and that therefore the limited partners, other than Storage USA, should be offered the opportunity to vote on the Transactions. The complaint purports to state an additional cause of action against both Storage USA and the operating partnership for breach of the existing partnership agreement because the minority limited partners are not being afforded the right to vote on the Transactions or the proposed amendment and restatement of the operating partnership's partnership agreement. The plaintiffs further assert that the consummation of the Transactions will trigger adverse tax consequences for them contrary to the provisions of their tax deferral agreements. The complaint alleges that Security Capital was aware of the contractual relationships between the plaintiffs and Storage USA and the operating partnership under the tax deferral agreements and that Security Capital caused and aided and abetted the breaches of, and interfered with, these contractual relationships. The relief sought in the complaint includes preliminarily and permanently enjoining the transactions, rescinding and setting aside the proposed transactions in the event they are consummated, ordering the appointment of a special committee comprised of limited partners and the plaintiff class representatives and their attorneys to insure fair protection and adequate procedural safeguards in connection with any transaction for the buyout of the limited partners' units of the Partnership, specifically enforcing the existing partnership agreement and the tax deferral agreements, and awarding compensatory damages, prejudgment interest, and attorneys' and experts' fees and expenses. A hearing has been scheduled for June 5, 2002 with respect to the preliminary injunction sought by the plaintiffs'. If the plaintiffs are not successful in preliminarily and permanently enjoining the Transactions, they may continue to seek compensatory damages.

NOTE 17 ACTIVITIES OF THE SPECIAL COMMITTEE OF THE BOARD OF DIRECTORS

     On September 10, 2001, the Company announced that its Board of Directors had unanimously approved the formation of a Special Committee of five independent directors, to explore the intentions of Security Capital with respect to its equity ownership in the Company, given Security Capital's prior public announcements. Security Capital had previously announced its plan to reposition or sell its investment in several of its portfolio companies and focus its attention on certain key businesses where it owns, or plans to own, all of the equity securities in those businesses.

     On December 5, 2001, the Company entered into a definitive purchase and sale agreement with Security Capital, providing for a transaction in which all of the holders of the Company's common stock will be entitled to receive $42.00 in cash per share in exchange for the cancellation of their shares. Holders of limited partnership interests in the Partnership will also be entitled to receive $42.00 per limited partnership unit in cash, unless they elect, under the conditions and limitations relating to such an election as provided in the purchase and sale agreement, to continue as limited partners in the surviving partnership. Company directors unaffiliated with Security Capital unanimously approved the purchase and sale transaction, and the transactions contemplated thereby, upon unanimous recommendation and approval by the Special Committee. The Company's proposed transaction with Security Capital is subject to a number of conditions prior to closing, including shareholder approval. If completed, it is anticipated the transaction will close in the spring of 2002.

     On December 14, 2001, Security Capital announced a definitive agreement for its acquisition by GE Capital Real Estate.

     On January 17, 2002, the Company announced that the members of its Board of Directors unaffiliated with Security Capital unanimously approved the increase from $42.00 to $42.50 in the per share and per unit consideration payable to Company shareholders and limited partners of the Partnership, respectively, agreed to by Security Capital in connection with the settlement of class action litigation, relating to the initial purchase and sale agreement. However, regardless of whether court approval of the settlement is obtained prior to the consummation of the transactions, the Company's shareholders and the Partnership's limited partners will receive the increased consideration if the transactions are consummated.

     Expenses related to the activities of the Special Committee, including legal and accounting fees, investment banking services and other charges, totaled $3.0 million for 2001.

Schedule III
Storage USA, Inc., Facilities
Real Estate and Accumulated Depreciation as of December 31, 2001



                                                     Initial Cost to REIT                           Cost of
                                                                             Building &        Improvements
State  Property Name                  Encumbrances                  Land       Fixtures  Sub to Acquisition
-----------------------------------------------------------------------------------------------------------
AL     Birmingham/Hwy 280                                        348,919        953,148             107,385
AL     Birmingham/Palisades Blvd                                 913,106      2,468,767              63,428
AZ     Oracle                                                    587,844      1,595,864           1,658,003
AZ     East Phoenix                                              370,586      1,021,566             250,453
AZ     Tempe                                                     878,690      2,389,598             129,015
AZ     Cave Creek                                                824,369      2,244,177             115,682
AZ     Alma School                                               785,504      2,162,032              83,864
AZ     Metro-21st/Peoria-Phoenix                                 599,712      1,638,042           1,834,323
AZ     7th St/Indian Sch-Phoenix                                 518,977      1,418,677           1,843,873
AZ     Phoenix/32nd Street                                     1,346,245      3,670,885              77,371
AZ     Mesa/Country Club                                         554,688      1,503,241             148,426
AZ     Mesa/East Main St                 1,378,919               913,783      2,479,293             264,658
AZ     Phoenix/Bell Road                                       1,312,139      3,547,636             400,581
AZ     Tucson/S Santa Clara Ave                                  542,275      1,486,171             149,343
AZ     Phoenix/N 43rd Avenue                                   1,307,809      3,541,123             278,123
AZ     Phoenix/N 25th Avenue                                     537,482      1,457,678             100,602
AZ     Phoenix/2331 W Ind Sch                                    537,759      1,458,428             194,795
AZ     Mesa/N Power Rd                                           454,601      1,231,582              87,973
AZ     Chandler/3026 S Ctry Club                                 525,840      1,429,081             281,816
AZ     Tempe/E Southshore Dr             1,097,919               798,272      2,158,290             325,251
CA     Marina Del Rey                                          1,954,097      5,293,255             215,064
CA     Campbell                                                  989,715      2,684,079             365,226
CA     Monterey I & II                                         1,556,242      4,223,039             355,457
CA     Santa Cruz                                              1,036,838      2,812,668             369,746
CA     Scotts Valley                                             601,093      1,634,485             303,988
CA     Santa Clara                                             1,362,331      3,738,431             190,128
CA     Watsonville                                               430,931      1,173,809             297,881
CA     Point Loma                                              2,135,347      5,777,511             661,761
CA     Rialto                                                    695,327      1,921,602             120,725
CA     Yucaipa                                                   411,580      1,145,267              50,097
CA     Fallbrook                                                 418,763      1,154,513              43,278
CA     Hemet                                                     455,585      1,252,504           1,547,760
CA     San Bernardino/Baseline                                 1,220,837      3,325,258             188,779
CA     Colton                                                    514,276      1,425,550             159,396
CA     San Marcos                                                318,260        879,411             103,055
CA     Capitola                                                  827,352      2,283,337             109,591
CA     Oceanside                                               1,236,627      3,383,435             123,921
CA     San Bernardino/Waterman                                   708,661      1,941,602             267,411
CA     Santee                                                    879,599      2,382,970             318,694
CA     Santa Ana                                               1,273,489      3,456,542              96,439
CA     Garden Grove                                            1,137,544      3,087,956             120,141
CA     City of Industry                                          899,709      2,453,012             136,484
CA     Chatsworth                                              1,740,975      4,744,309             177,076
CA     Palm Springs/Tamarisk                                     816,416      2,229,985             187,619
CA     Moreno Valley                                             413,759      1,142,629             206,655
CA     San Bern/23rd St                                          655,883      1,803,082             131,371
CA     San Bern/Mill Ave                                         368,526      1,023,905             125,593
CA     Highlands                                                 626,794      1,718,949              66,123
CA     Redlands                                                  673,439      1,834,612             289,503
CA     Palm Springs/Gene Autry                                   784,589      2,129,022              81,461
CA     Thousand Palms                                            652,410      1,831,765           2,496,740
CA     Salinas                                                   622,542      1,731,104              94,995
CA     Whittier                                                  919,755      2,516,477             145,439
CA     Florin/Freeport-Sacramento                                824,241      2,262,310             185,284
CA     Sunrise/Sacramento                                        819,025      2,231,500             227,827
CA     Santa Rosa                                              1,351,168      3,669,084             165,691
CA     Huntington Beach                                          838,648      2,309,309             274,143
CA     La Puente/Valley Blvd                                     992,211      2,710,041              98,754
CA     Huntington Bch II/McFadden                              1,050,495      2,846,043             160,398
CA     Hawaiian Gardens/Norwalk                                1,956,411      5,353,015             138,026
CA     Sacramento/Auburn Blvd                                    666,995      1,808,847             320,626

CA     Vacaville/Bella Vista                                     680,221      1,873,594              46,244
CA     Sacramento/Perry                                          452,480      1,225,139             109,373
CA     Cypress/Lincoln Avenue                                    795,173      2,178,391              68,663
CA     Hollywood/N Vine St                                     1,736,825      4,735,794             121,186
CA     Los Angeles/Fountain Ave          1,721,682               835,269      2,318,852             305,504
CA     Long Beach/W Wardlow Rd                                   988,344      2,714,905             100,733
CA     Riverside/Arlington Ave                                   596,109      1,676,348             234,715
CA     Orange/S Flower St                                      1,563,079      4,245,104           2,119,974
CA     Huntington Bch/Warner Ave                               3,308,574      8,976,395             211,213
CA     Anaheim/W Penhall Way                                     977,584      2,664,764             108,879
CA     Santa Ana/W Fifth St                                      760,131      2,109,283             111,307
CA     Long Beach/E Carson St                                  1,485,186      4,033,235             178,743
CA     Long Beach/W Artesia Blvd                               2,025,400      5,552,032             180,205
CA     El Segundo/El Segundo Blv                               2,065,840      5,598,384             204,219
CA     Gardena/E Alondra Blvd                                  1,080,093      2,944,755              93,645
CA     Pico Rivera/E Slauson Ave                               1,823,075      4,954,864             275,741
CA     Whittier/Comstock                                       1,230,548      3,346,862             264,210
CA     Baldwin Park/Garvey Ave                                   568,380      1,552,405             120,022
CA     Glendora/E Arrow Hwy                                      873,562      2,378,316              88,227
CA     Pomona/Ridgeway                                           810,109      2,242,407             298,234
CA     Riverside/Fairgrounds St                                  675,019      1,867,609             114,723
CA     Cathedral City/E Ramon Rd                               1,485,254      4,047,848             218,881
CA     Palm Springs/Radio Road                                 1,011,684      2,765,751             236,923
CA     Campbell/187 E Sunnyoaks                                  781,574      1,658,248             270,329
CA     Roseville/6th Street                                      793,202      2,153,320             212,923
CA     Roseville/Junction Blvd                                   918,175      2,484,109              81,506
CA     Spring Valley/Jamacha Rd                                  823,892      2,232,496             217,043
CA     N Highlands/Elkhorn Blvd                                  490,354      1,325,770             248,458
CA     Los Angeles/Centinela Ave                                       -      2,975,910           2,398,310
CA     Los Alamitos/Cerritos Ave                               2,027,330      5,481,290             407,369
CA     Los Angeles/W Pico Blvd                                 1,122,500      3,034,910             357,157
CA     Redwood City/Willow St                                  3,107,679      3,285,844             632,331
CA     Oceanside/Oceanside Blvd                                2,283,822      6,174,777             244,493
CA     Campbell/Curtner Ave                255,135             2,170,551      5,301,352              72,481
CA     Santa Rosa/Hearn Ave                                    1,208,718      5,311,049                   -
CO     Broomfield/W 120th Ave                                    690,949      1,899,169              29,151
CO     Lakewood/W Mississippi                                  1,348,480      3,658,455             211,313
CO     Denver/W 96th Ave                                         857,144      2,325,371              45,790
CT     Wethersfield                                              472,831      1,294,408             997,168
CT     East Hartford                                             992,547      2,700,212             172,019
CT     Waterbury                                                 746,487      2,036,915             131,228
CT     Rocky Hill                                              1,327,857      3,608,978           1,610,674
CT     Farmington                                              1,272,203      3,454,995             105,770
CT     Stamford/Commerce Rd                                    3,159,903      8,547,884           6,135,242
CT     Brookfield/Brookfield-Fed                               1,042,980      2,819,920             875,575
FL     Longwood                                                  862,849      2,387,142             219,295
FL     Sarasota                                                1,281,966      2,007,843           1,687,502
FL     WPB Southern                                              226,524        922,193           3,103,145
FL     WPB II                                                    572,284      2,365,372             110,313
FL     Ft. Myers                                                 489,609      1,347,207             839,332
FL     North Lauderdale                                        1,050,449      2,867,443             858,697
FL     Naples                                                    636,051      1,735,211             737,170
FL     Hallandale                                              1,696,519      4,625,578             710,098
FL     Davie                                                   2,005,938      5,452,384             153,069
FL     Tampa/Adamo                                               837,180      2,291,714             155,507
FL     SR 84 (Southwest)                                       1,903,782      5,187,373             175,976
FL     Quail Roost                       1,254,287             1,663,641      4,533,384             177,117
FL     Tamiami                                                 1,962,917      5,371,139             120,536
FL     Highway 441 (2nd Avenue)                                1,734,958      4,760,420             170,782
FL     Miami Sunset                                            2,205,018      6,028,210             110,194
FL     Doral (Archway)                                         1,633,500      4,464,103             184,166
FL     Boca Raton                                              1,505,564      4,123,885             195,889
FL     Ft Lauderdale                                           1,063,136      2,949,236             138,694
FL     Coral Way                         2,819,948             1,574,578      4,314,468             407,151
FL     Miller Rd.                                              1,409,474      3,898,643             180,351
FL     Harborview/Port Charlotte                                 883,344      2,400,333           1,422,559
FL     Miami Gardens/441                                         540,649      1,469,557             255,124
FL     Miramar/State Rd 7                                      1,797,370      4,892,278             723,568
FL     Delray Bch/W Atlantic Blvd                                388,538      1,059,895             181,201
FL     Sarasota/N Washington Bl                                1,038,538      2,822,939             208,596
FL     West Palm Bch/N Military                                  791,677      2,140,460              62,204
FL     Miami/SW 127th Ave                                              -      5,491,430              42,362

FL     WPB/Congress Avenue                                       474,880      3,136,069           1,837,018
FL     WPB/Okeechobee Blvd                                     1,273,005      3,063,825             107,125
FL     Bradenton/Manatee Ave                                     840,035      2,271,607              14,053
FL     Brandon/Providence Road                                 1,357,712      2,629,676             170,412
GA     South Cobb                                                161,509      1,349,816             207,262
GA     Lilburn                                                   634,879      1,724,697             158,266
GA     Eastpoint                                                 807,085      2,194,489             907,166
GA     Acworth                                                   333,504        917,825           1,195,129
GA     Western Hills                                             682,094      1,855,712           1,147,640
GA     Stone Mountain                                          1,053,620      2,908,080             119,065
IL     Chicago/W Fullerton Ave                                 1,001,294      2,709,083              69,836
IL     Riverwoods/N Milwaukee Av                               1,140,463      6,226,848                   -
IN     Marion/W 2nd St                                           230,497        660,932             123,241
IN     Indianapolis/N Illinois                                   365,621        993,582             114,559
IN     Indianapolis/W 10th St                                    598,465      1,627,324             148,291
IN     Indianapolis/Hawthorn Pk                                1,257,359      3,409,578             256,639
IN     Indianapolis/E 56th St                                  1,053,343      2,856,687             136,383
IN     Indianapolis/E 42nd St                                    665,547      1,809,692             164,651
IN     Indianapolis/E 86th St                                    397,221      1,087,020             141,702
IN     Indianapolis/Beachway Dr                                  526,117      1,432,517             124,116
IN     Indianapolis/Crawfordsvil                                 267,217        732,526             119,516
IN     Indianapolis/Fulton Dr                                    323,210        881,916             226,297
IN     Indianapolis/N Meridian                                         -         11,011             588,879
IN     Indianapolis/Fry Rd                                       617,315      1,694,127             251,171
IN     Greenwood/E Stop 11 Rd                                    794,443      2,158,189             192,311
IN     Clarksville/N Hallmark                                     53,776        157,730             176,089
IN     Jeffersonville/E 10th St                                  301,589        826,943             821,656
IN     New Albany/Grant Line Rd                                  188,493        519,965             106,613
IN     Jeffersonville/W 7th St                                   329,308        902,889             155,791
IN     Clarksville/Woodstock Dr                                  286,620        785,272             116,956
IN     New Albany/Progress Blvd                                  387,797      1,061,123             158,619
KS     Olathe                                                    429,808      1,176,442             130,326
KY     Louisville/Bardstown                                      664,899      1,812,323              55,818
KY     Louisville/Dixie Highway                                  649,638      1,790,623             102,922
KY     Louisville/Preston Hwy                                    863,390      2,346,688           1,739,715
KY     Valley Station/Val Sta Rd                                 623,828      1,697,482             762,668
KY     Louisville/Adams St                                       752,032      2,049,063             305,543
MA     Whitman                                                   544,178      1,487,628           2,345,001
MA     Brockton                                                1,134,761      3,104,615             113,464
MA     Northborough                                              822,364      2,279,586             159,275
MA     Nashua/Tyngsboro                                        1,211,930      3,293,838             136,900
MA     South Easton                                              909,912      2,465,382             123,154
MA     North Attleboro                                           908,949      2,460,427           1,809,293
MA     Fall River                                                773,781      2,097,333             177,638
MA     Salisbury                                                 771,078      2,096,159             118,479
MA     Raynham/Broadway                                          128,851        352,739           1,651,333
MA     Plainville/Washington St                                  802,165      2,805,865             623,807
MA     Abington/Bedford Street                                   850,574      2,299,700              42,979
MA     Stoughton/Washington St                                   873,582      2,361,908              57,297
MA     Everett/329 Second Street                               2,348,595      2,392,791              11,667
MD     Annapolis/Route 50                3,030,385             1,565,664      4,324,670             897,995
MD     Silver Spring                                           2,776,490      4,455,110             124,026
MD     Columbia                                                1,057,034      3,289,952             141,593
MD     Rockville                                               1,376,588      3,765,848             275,850
MD     Annapolis/Trout                                         1,635,928      4,430,887             231,268
MD     Millersville                                            1,501,123      4,101,854              67,536
MD     Waldorf                                                 1,168,869      3,175,314              55,952
MD     Rt 3/Millersville                                         546,011      1,493,533              88,868
MD     Balto City/E Pleasant St                                1,547,767      4,185,072             880,868
MD     Wheaton/Georgia Avenue                                  2,524,985      6,826,813             202,900
MD     Owings Mills/Owings Mills                               1,232,000      2,695,300             736,945
MD     Columbia/Berger Rd                2,499,189             1,301,350      3,518,450             608,070
MD     Germantown/Wisteria Dr            2,128,939             1,507,010      4,074,500             497,519
MD     Towson/E Joppa Rd                                               -      5,019,296           2,522,223
MD     Bethesda/River Road                                     2,688,520      7,268,950              36,935
MD     Towson/203 E Joppa Rd                                   1,307,339      3,618,848             857,592
MD     Germantown/Fredrick Rd                                  2,058,984      1,819,481           1,818,350
MD     Abington/Constant Frndshp                               1,543,176      3,129,870                   -
MI     Lincoln Park                                              761,209      2,097,502           2,009,908
MI     Tel-Dixie                                                 595,495      1,646,723              94,058
MI     Troy/Coolidge Highway                                   1,264,541      3,425,505             127,084
MI     Grand Rapids/28th St SE                                   598,182      1,621,080             124,066

MI     Grandville/Spartan Ind Dr                                 579,599      1,840,838             106,735
MI     Linden/S Linden Rd                                        608,318      1,725,631             206,329
MI     Farmington Hills/Gr Riv                                         -         21,690             166,927
MI     Belleville/Old Rawsonvill                               1,604,420      4,337,870             144,808
MI     Canton/Canton Center Rd                                 1,058,080      2,860,740             138,206
MI     Chesterfield/23 Mild Rd                                 1,069,360      2,891,220             175,463
MI     Mt Clemens/N River Rd                                     804,822      2,176,000             153,261
MI     Shelby Twnshp/Van Dyke                                  1,646,340      4,451,210              82,676
MI     Southgate/Allen Road                                      903,934      2,443,966           1,003,404
MI     Ypsilanti/Carpenter Rd                                  1,294,443      3,499,784             101,083
MO     Grandview                                                 511,576      1,396,230             264,794
MO     St Charles/1st Capital 0694                             1,251,785      3,400,831                   -
NC     Charlotte/Tryon St                                      1,003,418      2,731,345              88,308
NC     Charlotte/Amity Rd                                        947,871      2,583,190             161,222
NC     Pineville/Crump Road                                      763,330      2,063,820              75,837
NJ     Lawnside                                                1,095,126      2,972,032             417,547
NJ     Cherry Hill/Cuthbert                                      720,183      1,894,545             114,036
NJ     Cherry Hill/Route 70                                      693,314      1,903,413             154,533
NJ     Pomona                                                    529,657      1,438,132             101,808
NJ     Mays Landing                                              386,592      1,051,300              66,770
NJ     Hackensack/S River St             7,120,062             3,646,649      9,863,617           1,563,579
NJ     Secaucus/Paterson Plank           5,253,149             2,851,097      7,712,681           1,208,340
NJ     Harrison/Harrison Ave             1,190,010               822,192      2,227,121             546,762
NJ     Orange/Oakwood Ave                3,789,227             2,408,877      6,517,030             965,961
NJ     Flanders/Bartley Flanders                                 645,486      1,749,362             123,428
NJ     Mt Laurel/Ark Road                                        678,397      1,866,032              73,150
NJ     Ho Ho Kus/Hollywood Ave                                 4,474,785     12,117,431             188,624
NJ     Millville/S Wade Blvd                                     302,675        829,306             195,469
NJ     Williamstown/Glassboro Rd                                 483,584      1,316,646             145,178
NJ     West New York/55th St                                     852,042      2,303,670             264,003
NJ     Englewood/Grand Avenue                                  1,039,298      3,674,024           2,007,507
NJ     Edgewater/River Road                                    2,975,459      8,044,760              21,234
NJ     Tom's River/Route 37 East                               1,367,944      3,698,515              19,593
NM     Lomas                                                     251,018        691,453             103,229
NM     Montgomery                                                606,860      1,651,611             127,155
NM     Legion                                                          -      1,873,666             173,074
NM     Ellison                                                   642,304      1,741,230              85,037
NM     Hotel Circle                                              277,101        766,547             949,813
NM     Eubank                                                    577,099      1,568,266             317,814
NM     Coors                                                     494,400      1,347,792             159,247
NM     Osuna                                                     696,685      1,891,849             334,134
NM     Santa Fe/875 W San Mateo          2,363,877             1,055,760      2,854,470             428,162
NM     Albuquerque/Central Ave,E                                 549,778      1,492,587             351,061
NV     Rainbow                                                   879,928      2,385,104             197,766
NV     Oakey                                                     663,607      1,825,505             198,394
NV     Tropicana                                                 803,070      2,179,440             287,807
NV     Sunset                                                    934,169      2,533,803             255,561
NV     Sahara                                                  1,217,565      3,373,622             258,264
NV     Charleston                                                557,678      1,520,140             127,915
NV     Las Vegas-Sahara/Pioneer                                1,040,367      2,842,388             117,452
NV     Las Vegas/S Nellis Blvd                                   619,239      1,749,528             153,696
NV     Las Vegas/W Cheyenne Rd                                   815,468      2,204,780             268,303
NV     Henderson/Stephanie Pl            2,511,793             1,623,290      4,388,890             471,662
NV     Las Vegas/5801 W Charlest                                 929,185      2,512,240             131,930
NY     Coram/Bald Hill                                         1,976,332      5,352,301             222,974
NY     Mahopac/Rt 6 and Lupi Ct                                1,299,571      3,530,956             133,473
NY     Kingston/Sawkill Rd                                       677,909      1,845,654           1,317,175
NY     New Paltz/So Putt Corners                                 547,793      1,498,124             191,363
NY     Saugerties/Route 32                                       677,909      1,839,254             230,230
NY     Amsterdam/Route 5 So                                      394,628      1,070,360             105,045
NY     Ridge/Middle Country Rd                                 1,357,430      3,670,090              83,267
NY     Bronx/Third Avenue                                        763,367      2,063,920             232,321
NY     New Rochelle/Huguenot St                                1,360,120      3,677,360             333,434
NY     Mt Vernon/Northwest St                                          -      5,139,250             465,024
NY     Bronx/Zerega Avenue                                     1,586,900      4,290,520             264,314
NY     Bronx/Bruckner Blvd                                     4,641,070     12,548,400             687,994
NY     Bronx/112 Bruckner Blvd                                 2,813,340      7,606,440             134,196
NY     Brooklyn/Albemarle Rd             3,756,876             3,321,900      8,981,430             648,728
NY     Long Island City/Starr            6,584,451             4,228,040     11,431,400             898,972
NY     New York/W 143rd St                                     1,826,321      4,937,833             114,395
NY     Brooklyn/John St                  4,136,998             3,319,740      8,975,590             884,849
NY     New York/W 21st St.                                     3,920,699     10,600,417             164,778

NY     Hicksville/S Broadway                                   1,843,901      4,985,363              25,786
NY     Yonkers/Saw Mill River                                  1,547,491      4,183,958             203,349
NY     White Plains/S Kensico                                  1,297,085      3,506,934             301,476
NY     New York/531 W 21st St                                  3,933,027     10,633,741             195,699
NY     Hauppage/Old Willets Path                                 713,348      4,133,745             134,181
NY     Staten Island/Arden Ave                                 4,963,164      6,627,073                   -
OH     Akron/Chenoweth Rd                                        540,716      1,519,499             127,063
OH     Streetsboro/Frost Rd                                      622,041      1,836,890             178,493
OH     Kent/Cherry St                                            513,752      1,454,983              86,191
OH     Amherst/Leavitt                                           392,212      1,131,603             122,967
OH     East Lake/Lakeland Blvd                                   432,656      1,237,086             182,705
OH     Mentor/Mentor Ave                                       1,051,222      2,910,600             116,473
OH     Mentor/Heisley Road                                       337,560        986,802             184,006
OH     Columbus/W Broad St                                       891,738      2,423,670             228,285
OH     Columbus/S High St                                        785,018      2,127,507             124,504
OH     Columbus/Innis Rd                                       1,694,130      4,585,478             949,282
OH     Columbus/E Main St                                        665,547      1,808,554             165,241
OH     Columbus/E Cooke Rd                                       891,461      2,415,298           1,300,284
OH     Worthington/Reliance St                                   519,187      1,408,980             148,430
OH     Delaware/State Rt 23                                       76,506        213,346              63,767
OH     Trotwood/Salem Bend Dr                                  1,041,424      2,834,894             165,222
OH     Worthington/Alta View Blv                                 437,308      1,185,419              72,092
OH     Columbus/W Dublin-Grand           1,485,194               801,749      2,170,758             228,339
OH     Dublin/Old Avery Road                                     712,038      1,928,205             104,403
OH     Hilliard/Parkway Lane                                     739,230      2,001,725              99,145
OH     Columbus/Urlin Avenue             1,500,455               803,372      2,172,080             218,411
OH     Columbus/Schofield Dr                                     578,248      1,563,410             130,971
OH     Columbus/Wilson Road                                      729,548      1,972,480             145,199
OH     Columbus/2929 Dublin Rd                                   707,428      1,912,680             125,774
OH     Columbus/Kenny Road                                       715,395      1,934,220             154,018
OH     Columbus/South Hamilton                                   357,786        967,348           1,202,132
OK     Sooner Road                                               453,185      1,252,031             158,993
OK     10th Street                                               261,208        743,356           1,373,366
OK     Midwest City                                              443,545      1,216,512             129,769
OK     Meridian                                                  252,963        722,040             411,860
OK     Air Depot                                                 347,690        965,923             167,792
OK     Peoria                                                    540,318      1,488,307             122,206
OK     11th & Mingo                                              757,054      2,071,799             244,970
OK     Skelly                                                    173,331        489,960             130,343
OK     Lewis                                                     642,511      1,760,304              58,359
OK     Sheridan                                                  531,978      1,509,718             136,267
OK     OKC/33rd Street                                           267,059        741,710             133,266
OK     OKC/South Western                                         721,181      1,958,872              32,347
OK     Tulsa/So Garnett Road                                     966,052        497,746              44,124
OK     NW Expressway/Roxbury                                     598,527      1,631,870             357,970
OR     Hillsboro/229th Ave                                     1,198,358      3,249,301             126,995
OR     Beaverton/Murray Ave                                    1,086,999      2,948,220             138,584
OR     Aloha/185th Ave                                         1,337,157      3,624,573              94,533
PA     King of Prussia                                         1,354,359      3,678,011             167,727
PA     Warminster                                                891,048      2,446,648             488,332
PA     Allentown                                                 578,632      1,583,744             139,280
PA     Bethlehem                                                 843,324      2,317,298             143,360
PA     Norristown                                                868,586      2,405,332              63,439
PA     Malvern/E Lancaster                                       433,482      2,833,980           2,369,360
PA     West Chester/Downington                                   567,546      1,613,461              55,912
PA     Huntingdon Valley/Welsh                                   583,650      1,578,020              65,271
PA     Philadelphia/Wayne Ave                                  1,781,940      4,817,840             284,054
TN     SUSA Partnership L.P.                                  10,040,059     30,954,093          24,626,314
TN     Summer                                                    172,093      2,663,644             201,125
TN     Union                                                     286,925      1,889,030           2,709,337
TN     Memphis/Mt Moriah                                         692,669      1,598,722           1,485,794
TN     Antioch/Nashville                                         822,125      2,239,684             242,946
TN     Keyport (Gateway)                                         396,229      1,080,547             169,705
TN     Chattanooga                                               484,457      1,360,998           1,194,745
TN     Memphis/Ridgeway                                          638,757      1,141,414           1,434,432
TN     Winchester                                                774,069      2,260,361           1,443,900
TN     Nashville/Lebanon Pike                                  1,366,208      3,748,062              88,115
TN     Nashville/Haywood                 1,047,830               423,170      1,166,891             213,443
TN     Nashville/Murfreesboro              783,072               344,720        950,811           1,774,994
TN     Memphis/2939 Poplar                                     1,750,286      1,986,417           2,757,111
TN     Nashville/Trousdale                                     1,440,860      3,901,994             793,497
TN     Nashville/Murfreesboro                                  1,222,229      3,309,033             185,169

TN     Nashville/Old Hickory Rd                                1,271,786      3,444,402             311,745
TN     Antioch/Bell Road                                         841,235      2,280,513             172,272
TN     Franklin/Liberty Pike                                     844,335      2,287,937           1,018,017
TN     Memphis/5675 Summer Ave                                   399,486      1,103,101             151,481
TN     Memphis/4705 Winchester                                   425,797      1,171,967             275,998
TN     Memphis/Madison Avenue                                    189,329        523,890             174,186
TN     Memphis/Raleigh-LaGrange                                  282,744        788,041             107,236
TN     Memphis/4175 Winchester                                   233,054        661,583              97,393
TN     Memphis/American Way                                      326,495        911,122             227,160
TN     Memphis/6390 Winchester                                   348,906        976,683             175,597
TN     Collierville/W Poplar                                   1,122,353      2,372,249              62,022
TN     Antioch/2757 Murfreesboro         2,261,918             1,299,380      3,531,925             322,824
TN     Memphis/Shelby Oaks                                       446,424      1,219,883             239,697
TN     Cordova/Autumn Creek                                      760,818      2,057,030             106,380
TN     Cordova/N Germantown                                      991,310      2,680,210             153,589
TN     Cordova/Moriarty Rd                                       679,285      1,836,580             116,902
TN     Cordova/389 N Germantown Pkwy                           1,434,990      2,371,420           1,558,293
TN     Memphis/Hickory Hill                                      720,000      3,560,989             309,319
TN     Bartlett/Germantown Rd N                                  720,188      1,944,173              78,494
TN     Memphis/7301 Winchester                                 1,016,188      2,747,471              65,587
TN     Bartlett/6937 Stage Road                                  624,662      2,125,412             916,942
TN     Memphis/Kirby Parkway                                     554,334      1,498,754             162,912
TN     Memphis/Covington Way                                   1,009,816      2,719,244              47,861
TX     White Settlement                                          920,149      2,496,150           1,460,355
TX     Airport Freeway                                           616,535      1,678,683             341,575
TX     Midway                                                    851,959      2,310,475           1,412,568
TX     Dallas/Preston                                          1,194,744      3,245,423              60,181
TX     Bedford                                                   923,948      2,525,303             113,443
TX     Spring/I-45 North                                       1,110,728      3,005,855             179,654
TX     Sugarland/Old Mill Rd                                     675,660      1,830,545             187,963
TX     Dallas/N Dallas Pkwy                                      894,127      2,446,468              45,986
TX     Alvin/Mustang Road                                        371,866      1,082,427              66,333
TX     Clute/Brazos Park Drive                                   614,354      1,665,736             331,110
TX     Houston/South Main                                      1,105,840      2,992,930              50,064
TX     Austin/McNeil Drive                                       916,980      2,479,240              41,073
TX     Plano/Wagner Way                                        1,046,620      2,829,760              31,385
TX     Carrollton/W Frankford Rd                                 797,598      2,156,470              38,342
TX     Pasadena/Red Bluff Rd                                     605,356      1,636,700             110,817
TX     Dallas/N Central Express                                1,215,080      3,285,210              95,927
TX     Spring/Spring Stuebner                                    621,986      1,681,670             133,171
TX     Addison/16280 Addison Rd                                1,386,743      3,749,346              86,316
TX     Grapevine/State Highway                                 1,254,651      3,392,203              51,260
TX     Dallas/Lemmon Ave                                       1,211,599      3,275,805             115,638
TX     Dallas/19211 Preston Road                               1,371,378      3,707,800              48,248
UT     Sandy                                                     949,065      2,573,696              96,950
UT     West Valley                                               576,248      1,579,605              78,795
VA     Fairfax Station                                         1,019,015      2,115,385             374,394
VA     Chantilly                                                 882,257      2,395,841             859,723
VA     Reston                                                    551,285      2,260,947           2,318,984
VA     Falls Church                                            1,226,409      3,348,761             234,084
VA     Willow Lawn                                             1,516,115      4,105,846           2,233,188
VA     Stafford/Jefferson Davis                                  751,398      2,035,961             131,537
VA     Fredericksburg/Jefferson                                  668,526      1,812,040             272,842
VA     Fredericksburg/Plank Rd                                   846,358      2,287,063           1,585,650
VA     Alexandria/N Henry St                                   2,424,650      6,555,535             217,622
VA     Falls Church/Hollywood Rd                               2,209,059      5,972,642             186,431
VA     Alexandria/Kings Centre                                 1,612,519      2,207,382             925,177
VA     Fairfax/Prosperity Ave                                  1,132,852      3,171,245             624,166
VA     Sterling/Woodland Rd                                      653,670      3,143,418             136,981
VA     Falls Church/Seminary Rd 0678                             580,267      4,335,480              10,076
VA     Richmond/W. End Drive 0712                              1,275,731      3,449,197                   -
WA     Vancouver/78th St                                         753,071      2,045,377              91,156
WA     Seattle/N 130th Street                                  1,763,737      4,768,623              31,184
                                      ---------------------------------------------------------------------
                                        59,971,310           423,030,020  1,161,495,282         187,996,971
                                      =====================================================================


                                                          Gross Amount at Close of Period                            Depreciable
                                                                                                               Year      Life of
                                                          Building &    Land & Building     Accumulated   Placed in     Building
State   Property Name                         Land          Fixtures              Total    Depreciation     Service    Component
---------------------------------------------------------------------------------------------------------------------------------
  AL    Birmingham/Hwy 280                 353,429         1,056,023          1,409,452       (165,631)        1996           40
  AL    Birmingham/Palisades Blvd          922,360         2,522,941          3,445,301        (97,713)        1999           40
  AZ    Oracle                             913,144         2,928,567          3,841,711       (378,150)        1994           40
  AZ    East Phoenix                       370,586         1,272,019          1,642,605       (217,537)        1995           40
  AZ    Tempe                              879,017         2,518,286          3,397,303       (441,227)        1995           40
  AZ    Cave Creek                         824,369         2,359,859          3,184,228       (390,675)        1995           40
  AZ    Alma School                        789,076         2,242,324          3,031,400       (368,472)        1996           40
  AZ    Metro-21st/Peoria-Phoenix        1,013,070         3,059,007          4,072,077       (345,524)        1996           40
  AZ    7th St/Indian Sch-Phoenix          736,550         3,044,978          3,781,528       (273,668)        1996           40
  AZ    Phoenix/32nd Street              1,347,052         3,747,449          5,094,501       (514,511)        1996           40
  AZ    Mesa/Country Club                  558,822         1,647,533          2,206,355       (235,176)        1996           40
  AZ    Mesa/East Main St                  965,186         2,692,548          3,657,734       (358,898)        1996           40
  AZ    Phoenix/Bell Road                1,319,860         3,940,496          5,260,356       (496,976)        1996           40
  AZ    Tucson/S Santa Clara Ave           543,219         1,634,570          2,177,789       (215,737)        1997           40
  AZ    Phoenix/N 43rd Avenue            1,314,457         3,812,598          5,127,055       (475,859)        1997           40
  AZ    Phoenix/N 25th Avenue              541,455         1,554,306          2,095,761       (187,278)        1997           40
  AZ    Phoenix/2331 W Ind Sch             541,733         1,649,249          2,190,982       (207,167)        1997           40
  AZ    Mesa/N Power Rd                    458,286         1,315,870          1,774,156       (168,237)        1997           40
  AZ    Chandler/3026 S Ctry Club          529,773         1,706,964          2,236,737       (221,294)        1997           40
  AZ    Tempe/E Southshore Dr              813,320         2,468,492          3,281,812       (266,431)        1998           40
  CA    Marina Del Rey                   1,954,097         5,508,319          7,462,416     (1,073,252)        1994           40
  CA    Campbell                         1,041,860         2,997,160          4,039,020       (554,193)        1994           40
  CA    Monterey I & II                  1,613,922         4,520,816          6,134,738       (844,640)        1994           40
  CA    Santa Cruz                       1,092,718         3,126,533          4,219,251       (577,439)        1994           40
  CA    Scotts Valley                      651,281         1,888,285          2,539,566       (370,545)        1994           40
  CA    Santa Clara                      1,362,331         3,928,559          5,290,890       (693,566)        1995           40
  CA    Watsonville                        480,039         1,422,582          1,902,621       (265,633)        1994           40
  CA    Point Loma                       2,139,342         6,435,277          8,574,619     (1,153,695)        1994           40
  CA    Rialto                             695,327         2,042,326          2,737,653       (354,049)        1995           40
  CA    Yucaipa                            411,580         1,195,364          1,606,944       (219,255)        1995           40
  CA    Fallbrook                          418,763         1,197,791          1,616,554       (233,769)        1995           40
  CA    Hemet                              455,585         2,800,264          3,255,849       (284,552)        1995           40
  CA    San Bernardino/Baseline          1,220,837         3,514,037          4,734,874       (609,624)        1995           40
  CA    Colton                             514,276         1,584,946          2,099,222       (287,378)        1995           40
  CA    San Marcos                         318,260           982,466          1,300,726       (197,362)        1995           40
  CA    Capitola                           827,352         2,392,928          3,220,280       (408,111)        1995           40
  CA    Oceanside                        1,236,627         3,507,356          4,743,983       (622,896)        1995           40
  CA    San Bernardino/Waterman            708,988         2,208,686          2,917,674       (358,353)        1995           40
  CA    Santee                             879,599         2,701,664          3,581,263       (463,327)        1995           40
  CA    Santa Ana                        1,273,816         3,552,654          4,826,470       (588,963)        1995           40
  CA    Garden Grove                     1,137,871         3,207,770          4,345,641       (531,506)        1995           40
  CA    City of Industry                   900,036         2,589,168          3,489,204       (433,282)        1995           40
  CA    Chatsworth                       1,736,893         4,925,467          6,662,360       (817,322)        1995           40
  CA    Palm Springs/Tamarisk              816,743         2,417,276          3,234,019       (421,853)        1995           40
  CA    Moreno Valley                      414,614         1,348,429          1,763,043       (254,756)        1995           40
  CA    San Bern/23rd St                   655,883         1,934,453          2,590,336       (322,996)        1995           40
  CA    San Bern/Mill Ave                  370,043         1,147,981          1,518,024       (201,009)        1995           40
  CA    Highlands                          627,594         1,784,272          2,411,866       (292,487)        1995           40
  CA    Redlands                           731,365         2,066,189          2,797,554       (337,236)        1995           40
  CA    Palm Springs/Gene Autry            784,589         2,210,483          2,995,072       (356,860)        1995           40
  CA    Thousand Palms                   1,104,911         3,876,004          4,980,915       (408,244)        1996           40
  CA    Salinas                            626,114         1,822,528          2,448,642       (295,836)        1996           40
  CA    Whittier                           923,327         2,658,345          3,581,672       (417,042)        1996           40
  CA    Florin/Freeport-Sacramento         827,711         2,444,124          3,271,835       (381,875)        1996           40
  CA    Sunrise/Sacramento                 822,597         2,455,756          3,278,353       (364,514)        1996           40
  CA    Santa Rosa                       1,354,740         3,831,203          5,185,943       (570,551)        1996           40
  CA    Huntington Beach                   842,664         2,579,436          3,422,100       (416,300)        1996           40
  CA    La Puente/Valley Blvd              995,455         2,805,551          3,801,006       (404,096)        1996           40
  CA    Huntington Bch II/McFadden       1,054,708         3,002,228          4,056,936       (444,671)        1996           40
  CA    Hawaiian Gardens/Norwalk         1,960,437         5,487,015          7,447,452       (788,545)        1996           40
  CA    Sacramento/Auburn Blvd             665,659         2,130,808          2,796,467       (321,507)        1996           40
  CA    Vacaville/Bella Vista              681,166         1,918,894          2,600,060       (268,880)        1997           40
  CA    Sacramento/Perry                   458,533         1,328,459          1,786,992       (189,105)        1996           40
  CA    Cypress/Lincoln Avenue             796,117         2,246,110          3,042,227       (298,677)        1997           40
  CA    Hollywood/N Vine St              1,737,769         4,856,035          6,593,804       (609,379)        1997           40
  CA    Los Angeles/Fountain Ave           905,889         2,553,736          3,459,625       (340,594)        1997           40
  CA    Long Beach/W Wardlow Rd            989,288         2,814,694          3,803,982       (378,068)        1997           40

  CA    Riverside/Arlington Ave            597,054         1,910,118          2,507,172       (327,446)        1997           40
  CA    Orange/S Flower St               2,083,008         5,845,149          7,928,157       (653,140)        1997           40
  CA    Huntington Bch/Warner Ave        3,310,670         9,185,511         12,496,181     (1,113,833)        1997           40
  CA    Anaheim/W Penhall Way              978,331         2,772,896          3,751,227       (354,001)        1997           40
  CA    Santa Ana/W Fifth St               764,850         2,215,871          2,980,721       (305,521)        1997           40
  CA    Long Beach/E Carson St           1,487,282         4,209,882          5,697,164       (511,101)        1997           40
  CA    Long Beach/W Artesia Blvd        2,027,497         5,730,141          7,757,638       (729,330)        1997           40
  CA    El Segundo/El Segundo Blv        2,067,936         5,800,508          7,868,444       (719,236)        1997           40
  CA    Gardena/E Alondra Blvd           1,082,189         3,036,303          4,118,492       (374,536)        1997           40
  CA    Pico Rivera/E Slauson Ave                -         7,053,680          7,053,680       (801,031)        1997           40
  CA    Whittier/Comstock                1,232,645         3,608,976          4,841,621       (436,661)        1997           40
  CA    Baldwin Park/Garvey Ave            570,476         1,670,331          2,240,807       (214,566)        1997           40
  CA    Glendora/E Arrow Hwy               875,659         2,464,446          3,340,105       (315,120)        1997           40
  CA    Pomona/Ridgeway                    812,206         2,538,544          3,350,750       (337,486)        1997           40
  CA    Riverside/Fairgrounds St           677,115         1,980,237          2,657,352       (271,028)        1997           40
  CA    Cathedral City/E Ramon Rd        1,487,350         4,264,633          5,751,983       (534,111)        1997           40
  CA    Palm Springs/Radio Road          1,013,781         3,000,577          4,014,358       (377,568)        1997           40
  CA    Campbell/187 E Sunnyoaks           781,574         1,928,577          2,710,151       (206,748)        1997           40
  CA    Roseville/6th Street               794,891         2,364,555          3,159,446       (284,643)        1997           40
  CA    Roseville/Junction Blvd            919,546         2,564,244          3,483,790       (286,489)        1997           40
  CA    Spring Valley/Jamacha Rd           825,263         2,448,167          3,273,430       (289,009)        1997           40
  CA    N Highlands/Elkhorn Blvd           490,557         1,574,025          2,064,582       (222,586)        1998           40
  CA    Los Angeles/Centinela Ave            2,490         5,371,730          5,374,220       (307,837)        1998           40
  CA    Los Alamitos/Cerritos Ave        2,029,290         5,886,700          7,915,990       (547,558)        1998           40
  CA    Los Angeles/W Pico Blvd          1,126,798         3,387,769          4,514,567       (370,766)        1998           40
  CA    Redwood City/Willow St           3,125,156         3,900,697          7,025,853       (242,636)        1999           40
  CA    Oceanside/Oceanside Blvd         2,295,345         6,407,747          8,703,092       (368,456)        1999           40
  CA    Campbell/Curtner Ave             2,170,551         5,373,833          7,544,384       (227,025)        2000           40
  CA    Santa Rosa/Hearn Ave             1,208,718         5,311,049          6,519,767        (66,481)        2001           40
  CO    Broomfield/W 120th Ave             691,893         1,927,376          2,619,269       (258,218)        1997           40
  CO    Lakewood/W Mississippi           1,350,196         3,868,052          5,218,248       (446,696)        1997           40
  CO    Denver/W 96th Ave                  857,144         2,371,161          3,228,305        (90,951)        2000           40
  CT    Wethersfield                       486,165         2,278,242          2,764,407       (396,998)        1994           40
  CT    East Hartford                      992,547         2,872,231          3,864,778       (513,206)        1995           40
  CT    Waterbury                          751,111         2,163,519          2,914,630       (352,837)        1996           40
  CT    Rocky Hill                       1,346,491         5,201,018          6,547,509       (572,412)        1996           40
  CT    Farmington                       1,276,827         3,556,140          4,832,967       (527,685)        1996           40
  CT    Stamford/Commerce Rd             4,058,231        13,784,799         17,843,030       (923,697)        1997           40
  CT    Brookfield/Brookfield-Fed        1,050,048         3,688,428          4,738,476       (262,438)        1998           40
  FL    Longwood                           862,849         2,606,436          3,469,285       (811,516)        1988           40
  FL    Sarasota                         2,007,894         2,969,417          4,977,311       (851,183)        1988           40
  FL    WPB Southern                     1,021,536         3,230,326          4,251,862       (572,525)        1991           40
  FL    WPB II                             551,784         2,496,184          3,047,968       (543,987)        1991           40
  FL    Ft. Myers                          645,219         2,030,929          2,676,148       (356,478)        1994           40
  FL    North Lauderdale                 1,282,469         3,494,121          4,776,590       (664,909)        1994           40
  FL    Naples                             636,051         2,472,381          3,108,432       (377,859)        1994           40
  FL    Hallandale                       1,855,722         5,176,474          7,032,196       (838,721)        1995           40
  FL    Davie                            2,005,091         5,606,300          7,611,391       (987,878)        1995           40
  FL    Tampa/Adamo                        837,180         2,447,221          3,284,401       (438,811)        1995           40
  FL    SR 84 (Southwest)                1,903,782         5,363,349          7,267,131       (887,166)        1995           40
  FL    Quail Roost                      1,682,210         4,691,932          6,374,142       (747,118)        1995           40
  FL    Tamiami                          1,962,917         5,491,675          7,454,592       (935,566)        1995           40
  FL    Highway 441 (2nd Avenue)         1,734,958         4,931,202          6,666,160       (822,945)        1995           40
  FL    Miami Sunset                     2,205,018         6,138,404          8,343,422     (1,038,881)        1995           40
  FL    Doral (Archway)                  1,639,215         4,642,555          6,281,770       (803,633)        1995           40
  FL    Boca Raton                       1,509,136         4,316,202          5,825,338       (659,810)        1996           40
  FL    Ft Lauderdale                    1,066,708         3,084,358          4,151,066       (492,197)        1996           40
  FL    Coral Way                        1,664,438         4,631,759          6,296,197       (681,886)        1996           40
  FL    Miller Rd.                       1,417,332         4,071,135          5,488,467       (651,101)        1996           40
  FL    Harborview/Port Charlotte        1,519,170         3,187,066          4,706,236       (429,421)        1996           40
  FL    Miami Gardens/441                  544,221         1,721,108          2,265,329       (291,992)        1996           40
  FL    Miramar/State Rd 7               1,800,942         5,612,274          7,413,216       (890,752)        1996           40
  FL    Delray Bch/W Atlantic Blvd         392,563         1,237,072          1,629,635       (210,307)        1996           40
  FL    Sarasota/N Washington Bl         1,039,483         3,030,590          4,070,073       (393,534)        1997           40
  FL    West Palm Bch/N Military           787,989         2,206,352          2,994,341       (223,534)        1998           40
  FL    Miami/SW 127th Ave                   2,942         5,530,849          5,533,791       (510,100)        1998           40
  FL    WPB/Congress Avenue                497,198         4,950,769          5,447,967        (67,965)        1999           40
  FL    WPB/Okeechobee Blvd              1,290,073         3,153,882          4,443,955       (304,673)        1999           40
  FL    Bradenton/Manatee Ave              840,621         2,285,074          3,125,695       (135,244)        1999           40
  FL    Brandon/Providence Road            893,677         3,264,123          4,157,800       (241,339)        2000           40
  GA    South Cobb                         161,509         1,557,078          1,718,587       (393,533)        1992           40
  GA    Lilburn                            634,879         1,882,963          2,517,842       (403,634)        1994           40

  GA    Eastpoint                          937,618         2,971,122          3,908,740       (540,133)        1994           40
  GA    Acworth                            520,032         1,926,426          2,446,458       (316,968)        1994           40
  GA    Western Hills                      846,462         2,838,984          3,685,446       (449,529)        1994           40
  GA    Stone Mountain                   1,057,192         3,023,573          4,080,765       (481,705)        1996           40
  IL    Chicago/W Fullerton Ave          1,001,294         2,778,919          3,780,213        (91,095)        2000           40
  IL    Riverwoods/N Milwaukee Av        1,140,463         6,226,848          7,367,311        (56,666)        2001           40
  IN    Marion/W 2nd St                    231,441           783,229          1,014,670       (146,930)        1997           40
  IN    Indianapolis/N Illinois            368,997         1,104,765          1,473,762       (152,910)        1997           40
  IN    Indianapolis/W 10th St             602,650         1,771,429          2,374,079       (216,650)        1997           40
  IN    Indianapolis/Hawthorn Pk         1,263,833         3,659,744          4,923,577       (433,421)        1997           40
  IN    Indianapolis/E 56th St           1,037,958         3,008,455          4,046,413       (358,782)        1997           40
  IN    Indianapolis/E 42nd St             669,964         1,969,925          2,639,889       (239,530)        1997           40
  IN    Indianapolis/E 86th St             400,707         1,225,235          1,625,942       (169,077)        1997           40
  IN    Indianapolis/Beachway Dr           530,051         1,552,699          2,082,750       (189,964)        1997           40
  IN    Indianapolis/Crawfordsvil          270,251           849,008          1,119,259       (117,387)        1997           40
  IN    Indianapolis/Fulton Dr             326,439         1,104,984          1,431,423       (159,885)        1997           40
  IN    Indianapolis/N Meridian                  -           599,890            599,890       (158,815)        1997           40
  IN    Indianapolis/Fry Rd                621,565         1,941,048          2,562,613       (266,160)        1997           40
  IN    Greenwood/E Stop 11 Rd             799,308         2,345,635          3,144,943       (272,849)        1997           40
  IN    Clarksville/N Hallmark              56,069           331,526            387,595        (76,001)        1997           40
  IN    Jeffersonville/E 10th St           453,161         1,497,028          1,950,189       (233,064)        1997           40
  IN    New Albany/Grant Line Rd           191,254           623,817            815,071       (100,813)        1997           40
  IN    Jeffersonville/W 7th St            332,558         1,055,429          1,387,987       (159,661)        1997           40
  IN    Clarksville/Woodstock Dr           289,722           899,126          1,188,848       (126,609)        1997           40
  IN    New Albany/Progress Blvd           391,250         1,216,289          1,607,539       (163,170)        1997           40
  KS    Olathe                             429,808         1,306,768          1,736,576       (298,380)        1994           40
  KY    Louisville/Bardstown               666,131         1,866,909          2,533,040       (260,090)        1997           40
  KY    Louisville/Dixie Highway           656,868         1,886,315          2,543,183       (255,209)        1997           40
  KY    Louisville/Preston Hwy           1,080,333         3,869,460          4,949,793       (428,864)        1997           40
  KY    Valley Station/Val Sta Rd          625,551         2,458,427          3,083,978       (225,550)        1997           40
  KY    Louisville/Adams St                756,748         2,349,890          3,106,638       (280,156)        1997           40
  MA    Whitman                            936,591         3,440,216          4,376,807       (408,986)        1994           40
  MA    Brockton                         1,138,334         3,214,506          4,352,840       (485,780)        1996           40
  MA    Northborough                       825,937         2,435,288          3,261,225       (394,557)        1996           40
  MA    Nashua/Tyngsboro                 1,216,554         3,426,114          4,642,668       (521,362)        1996           40
  MA    South Easton                       914,536         2,583,912          3,498,448       (378,357)        1996           40
  MA    North Attleboro                  1,316,103         3,862,566          5,178,669       (468,167)        1996           40
  MA    Fall River                         778,405         2,270,347          3,048,752       (336,656)        1996           40
  MA    Salisbury                          775,702         2,210,014          2,985,716       (318,711)        1996           40
  MA    Raynham/Broadway                   130,220         2,002,703          2,132,923       (165,335)        1997           40
  MA    Plainville/Washington St           802,165         3,429,672          4,231,837       (268,826)        1998           40
  MA    Abington/Bedford Street            845,731         2,347,522          3,193,253       (219,549)        1998           40
  MA    Stoughton/Washington St            874,168         2,418,619          3,292,787       (142,032)        1999           40
  MA    Everett/329 Second Street        2,348,595         2,404,458          4,753,053        (72,186)        2000           40
  MD    Annapolis/Route 50               1,774,896         5,013,434          6,788,330     (1,760,869)        1989           40
  MD    Silver Spring                    2,776,490         4,579,135          7,355,625     (1,440,945)        1989           40
  MD    Columbia                         1,057,034         3,431,545          4,488,579       (929,205)        1991           40
  MD    Rockville                        1,376,588         4,041,697          5,418,285       (751,858)        1994           40
  MD    Annapolis/Trout                  1,635,928         4,662,155          6,298,083       (859,821)        1994           40
  MD    Millersville                     1,501,123         4,169,390          5,670,513       (685,966)        1995           40
  MD    Waldorf                          1,169,197         3,230,939          4,400,136       (524,241)        1995           40
  MD    Rt 3/Millersville                  550,368         1,578,044          2,128,412       (241,574)        1996           40
  MD    Balto City/E Pleasant St         1,551,339         5,062,368          6,613,707       (653,799)        1996           40
  MD    Wheaton/Georgia Avenue           2,541,788         7,012,911          9,554,699       (760,534)        1997           40
  MD    Owings Mills/Owings Mills        1,232,006         3,432,239          4,664,245       (312,940)        1998           40
  MD    Columbia/Berger Rd               1,415,235         4,012,635          5,427,870       (424,042)        1998           40
  MD    Germantown/Wisteria Dr           1,604,410         4,474,618          6,079,028       (448,147)        1998           40
  MD    Towson/E Joppa Rd                    6,720         7,534,799          7,541,519       (609,469)        1998           40
  MD    Bethesda/River Road              2,638,124         7,356,281          9,994,405       (614,703)        1998           40
  MD    Towson/203 E Joppa Rd            1,307,924         4,475,855          5,783,779       (274,117)        1999           40
  MD    Germantown/Fredrick Rd           2,087,805         3,609,011          5,696,816       (182,117)        1999           40
  MD    Abington/Constant Frndshp        1,543,176         3,129,870          4,673,046        (39,216)        2001           40
  MI    Lincoln Park                     1,028,677         3,839,942          4,868,619       (589,994)        1995           40
  MI    Tel-Dixie                          608,495         1,727,780          2,336,275       (320,266)        1995           40
  MI    Troy/Coolidge Highway            1,268,321         3,548,809          4,817,130       (483,535)        1996           40
  MI    Grand Rapids/28th St SE            601,962         1,741,366          2,343,328       (258,808)        1996           40
  MI    Grandville/Spartan Ind Dr          583,379         1,943,793          2,527,172       (276,960)        1996           40
  MI    Linden/S Linden Rd                 609,262         1,931,016          2,540,278       (295,906)        1997           40
  MI    Farmington Hills/Gr Riv                944           187,673            188,617        (79,464)        1997           40
  MI    Belleville/Old Rawsonvill        1,606,891         4,480,207          6,087,098       (421,773)        1998           40
  MI    Canton/Canton Center Rd          1,060,046         2,996,980          4,057,026       (269,684)        1998           40
  MI    Chesterfield/23 Mild Rd          1,071,860         3,064,183          4,136,043       (287,285)        1998           40

  MI    Mt Clemens/N River Rd              807,393         2,326,690          3,134,083       (228,374)        1998           40
  MI    Shelby Twnshp/Van Dyke           1,648,302         4,531,924          6,180,226       (386,105)        1998           40
  MI    Southgate/Allen Road               905,898         3,445,406          4,351,304       (337,840)        1998           40
  MI    Ypsilanti/Carpenter Rd           1,296,808         3,598,501          4,895,309       (327,277)        1998           40
  MO    Grandview                          511,576         1,661,023          2,172,599       (358,505)        1994           40
  MO    St Charles/1st Capital 0694      1,251,785         3,400,831          4,652,616        (77,990)        2001           40
  NC    Charlotte/Tryon St               1,006,990         2,816,081          3,823,071       (427,514)        1996           40
  NC    Charlotte/Amity Rd                 951,444         2,740,839          3,692,283       (416,904)        1996           40
  NC    Pineville/Crump Road               765,753         2,137,234          2,902,987       (214,691)        1998           40
  NJ    Lawnside                         1,095,126         3,389,580          4,484,706       (559,608)        1995           40
  NJ    Cherry Hill/Cuthbert               720,183         2,008,581          2,728,764       (344,568)        1995           40
  NJ    Cherry Hill/Route 70               693,641         2,057,618          2,751,259       (349,743)        1995           40
  NJ    Pomona                             534,281         1,535,315          2,069,596       (236,332)        1996           40
  NJ    Mays Landing                       391,216         1,113,446          1,504,662       (167,341)        1996           40
  NJ    Hackensack/S River St            3,993,539        11,080,306         15,073,845     (1,423,725)        1996           40
  NJ    Secaucus/Paterson Plank          3,108,351         8,663,767         11,772,118     (1,120,895)        1996           40
  NJ    Harrison/Harrison Ave              886,738         2,709,337          3,596,075       (364,224)        1996           40
  NJ    Orange/Oakwood Ave               2,633,661         7,258,207          9,891,868       (945,370)        1996           40
  NJ    Flanders/Bartley Flanders          652,270         1,866,006          2,518,276       (264,064)        1996           40
  NJ    Mt Laurel/Ark Road                 679,341         1,938,237          2,617,578       (254,531)        1997           40
  NJ    Ho Ho Kus/Hollywood Ave          4,477,747        12,303,093         16,780,840     (1,406,631)        1997           40
  NJ    Millville/S Wade Blvd              304,497         1,022,953          1,327,450       (154,497)        1997           40
  NJ    Williamstown/Glassboro Rd          484,529         1,460,880          1,945,409       (196,174)        1997           40
  NJ    West New York/55th St              854,303         2,565,412          3,419,715       (272,646)        1998           40
  NJ    Englewood/Grand Avenue           1,059,075         5,661,753          6,720,828       (271,533)        1999           40
  NJ    Edgewater/River Road             2,975,770         8,065,684         11,041,454       (415,432)        1999           40
  NJ    Tom's River/Route 37 East        1,368,530         3,717,523          5,086,052       (139,972)        1999           40
  NM    Lomas                              251,018           794,683          1,045,701       (172,079)        1994           40
  NM    Montgomery                         606,860         1,778,766          2,385,626       (383,527)        1994           40
  NM    Legion                                   -         2,046,740          2,046,740       (399,170)        1994           40
  NM    Ellison                            620,366         1,848,206          2,468,572       (382,039)        1994           40
  NM    Hotel Circle                       255,163         1,738,299          1,993,462       (289,013)        1994           40
  NM    Eubank                             577,099         1,886,080          2,463,179       (403,288)        1994           40
  NM    Coors                              494,400         1,507,040          2,001,440       (297,951)        1994           40
  NM    Osuna                              696,685         2,225,983          2,922,668       (413,839)        1994           40
  NM    Santa Fe/875 W San Mateo         1,128,533         3,209,860          4,338,393       (338,605)        1998           40
  NM    Albuquerque/Central Ave,E          552,498         1,840,928          2,393,426       (325,297)        1998           40
  NV    Rainbow                            892,753         2,570,044          3,462,797       (482,070)        1994           40
  NV    Oakey                              663,607         2,023,899          2,687,506       (363,567)        1995           40
  NV    Tropicana                          815,085         2,455,233          3,270,318       (468,742)        1994           40
  NV    Sunset                             947,534         2,775,999          3,723,533       (541,345)        1994           40
  NV    Sahara                           1,217,565         3,631,886          4,849,451       (640,261)        1995           40
  NV    Charleston                         558,006         1,647,728          2,205,734       (285,015)        1995           40
  NV    Las Vegas-Sahara/Pioneer         1,043,939         2,956,268          4,000,207       (468,477)        1996           40
  NV    Las Vegas/S Nellis Blvd            621,015         1,901,448          2,522,463       (255,380)        1997           40
  NV    Las Vegas/W Cheyenne Rd            817,432         2,471,119          3,288,551       (303,353)        1998           40
  NV    Henderson/Stephanie Pl           1,654,456         4,829,386          6,483,842       (511,062)        1998           40
  NV    Las Vegas/5801 W Charlest          931,763         2,641,592          3,573,355       (270,345)        1998           40
  NY    Coram/Bald Hill                  1,980,956         5,570,651          7,551,607       (789,873)        1996           40
  NY    Mahopac/Rt 6 and Lupi Ct         1,302,537         3,661,463          4,964,000       (432,650)        1997           40
  NY    Kingston/Sawkill Rd                680,141         3,160,597          3,840,738       (277,304)        1997           40
  NY    New Paltz/So Putt Corners          550,013         1,687,268          2,237,281       (214,882)        1997           40
  NY    Saugerties/Route 32                680,770         2,066,623          2,747,393       (324,034)        1997           40
  NY    Amsterdam/Route 5 So               397,286         1,172,748          1,570,034       (146,634)        1997           40
  NY    Ridge/Middle Country Rd          1,360,419         3,750,368          5,110,787       (385,517)        1998           40
  NY    Bronx/Third Avenue                 768,920         2,290,688          3,059,608       (255,045)        1998           40
  NY    New Rochelle/Huguenot St         1,365,672         4,005,242          5,370,914       (426,688)        1998           40
  NY    Mt Vernon/Northwest St               5,552         5,598,722          5,604,274       (594,579)        1998           40
  NY    Bronx/Zerega Avenue              1,597,074         4,544,660          6,141,734       (480,602)        1998           40
  NY    Bronx/Bruckner Blvd              4,646,626        13,230,838         17,877,464     (1,330,088)        1998           40
  NY    Bronx/112 Bruckner Blvd          2,823,516         7,730,460         10,553,976       (655,914)        1998           40
  NY    Brooklyn/Albemarle Rd            3,443,462         9,508,597         12,952,059       (826,048)        1998           40
  NY    Long Island City/Starr           4,417,524        12,140,888         16,558,412     (1,041,910)        1998           40
  NY    New York/W 143rd St              1,822,780         5,055,769          6,878,549       (458,413)        1998           40
  NY    Brooklyn/John St                 3,487,270         9,692,909         13,180,179       (851,250)        1998           40
  NY    New York/W 21st St.              3,920,704        10,765,190         14,685,894       (908,414)        1998           40
  NY    Hicksville/S Broadway            1,844,702         5,010,349          6,855,051       (197,535)        1999           40
  NY    Yonkers/Saw Mill River           1,548,077         4,386,721          5,934,798       (291,930)        1999           40
  NY    White Plains/S Kensico           1,297,671         3,807,824          5,105,495       (258,817)        1999           40
  NY    New York/531 W 21st St           3,933,613        10,828,854         14,762,467       (639,821)        1999           40
  NY    Hauppage/Old Willets Path          713,348         4,267,926          4,981,274       (146,721)        2000           40
  NY    Staten Island/Arden Ave          4,963,164         6,627,073         11,590,237        (85,485)        2001           40

  OH    Akron/Chenoweth Rd                 503,427         1,683,851          2,187,278       (252,852)        1997           40
  OH    Streetsboro/Frost Rd               622,985         2,014,438          2,637,423       (305,146)        1997           40
  OH    Kent/Cherry St                     514,697         1,540,230          2,054,927       (233,662)        1997           40
  OH    Amherst/Leavitt                    393,156         1,253,626          1,646,782       (201,272)        1997           40
  OH    East Lake/Lakeland Blvd            433,600         1,418,847          1,852,447       (221,775)        1997           40
  OH    Mentor/Mentor Ave                1,052,166         3,026,128          4,078,294       (423,071)        1997           40
  OH    Mentor/Heisley Road                338,504         1,169,864          1,508,368       (158,372)        1997           40
  OH    Columbus/W Broad St                896,942         2,646,751          3,543,693       (337,241)        1997           40
  OH    Columbus/S High St                 789,851         2,247,179          3,037,030       (270,364)        1997           40
  OH    Columbus/Innis Rd                1,702,121         5,526,769          7,228,890       (559,869)        1997           40
  OH    Columbus/E Main St                 669,964         1,969,378          2,639,342       (258,377)        1997           40
  OH    Columbus/E Cooke Rd              1,185,678         3,421,365          4,607,043       (415,375)        1997           40
  OH    Worthington/Reliance St            533,063         1,543,534          2,076,597       (191,274)        1997           40
  OH    Delaware/State Rt 23                78,878           274,741            353,619        (51,935)        1997           40
  OH    Trotwood/Salem Bend Dr           1,047,147         2,994,393          4,041,540       (367,053)        1997           40
  OH    Worthington/Alta View Blv          463,891         1,230,928          1,694,819       (138,829)        1997           40
  OH    Columbus/W Dublin-Grand            829,997         2,370,849          3,200,846       (271,524)        1997           40
  OH    Dublin/Old Avery Road              713,365         2,031,281          2,744,646       (235,108)        1997           40
  OH    Hilliard/Parkway Lane              740,557         2,099,543          2,840,100       (241,233)        1997           40
  OH    Columbus/Urlin Avenue              830,830         2,363,033          3,193,863       (243,579)        1998           40
  OH    Columbus/Schofield Dr              580,734         1,691,895          2,272,629       (197,521)        1998           40
  OH    Columbus/Wilson Road               732,102         2,115,125          2,847,227       (237,736)        1998           40
  OH    Columbus/2929 Dublin Rd            709,914         2,035,968          2,745,882       (214,455)        1998           40
  OH    Columbus/Kenny Road                717,989         2,085,644          2,803,633       (230,338)        1998           40
  OH    Columbus/South Hamilton            405,448         2,121,818          2,527,266       (148,631)        1998           40
  OK    Sooner Road                        453,185         1,411,024          1,864,209       (293,037)        1994           40
  OK    10th Street                        621,413         1,756,517          2,377,930       (297,769)        1994           40
  OK    Midwest City                       443,545         1,346,281          1,789,826       (286,222)        1994           40
  OK    Meridian                           244,143         1,142,719          1,386,862       (238,863)        1994           40
  OK    Air Depot                          347,690         1,133,715          1,481,405       (265,009)        1994           40
  OK    Peoria                             540,318         1,610,513          2,150,831       (296,050)        1995           40
  OK    11th & Mingo                       757,054         2,316,770          3,073,824       (446,331)        1995           40
  OK    Skelly                             173,331           620,303            793,634       (136,328)        1995           40
  OK    Lewis                              626,512         1,834,662          2,461,174       (324,621)        1995           40
  OK    Sheridan                           531,978         1,645,985          2,177,963       (315,254)        1995           40
  OK    OKC/33rd Street                    270,631           871,404          1,142,035       (163,872)        1996           40
  OK    OKC/South Western                  722,126         1,990,274          2,712,400       (261,359)        1997           40
  OK    Tulsa/So Garnett Road              358,960         1,148,962          1,507,922       (115,947)        1997           40
  OK    NW Expressway/Roxbury              599,660         1,988,707          2,588,367       (388,050)        1998           40
  OR    Hillsboro/229th Ave              1,201,930         3,372,724          4,574,654       (497,410)        1996           40
  OR    Beaverton/Murray Ave             1,090,571         3,083,232          4,173,803       (456,167)        1996           40
  OR    Aloha/185th Ave                  1,340,729         3,715,534          5,056,263       (529,238)        1996           40
  PA    King of Prussia                  1,354,359         3,845,738          5,200,097       (665,062)        1995           40
  PA    Warminster                         891,048         2,934,980          3,826,028       (460,368)        1995           40
  PA    Allentown                          578,632         1,723,024          2,301,656       (324,217)        1995           40
  PA    Bethlehem                          843,324         2,460,659          3,303,983       (447,175)        1995           40
  PA    Norristown                         872,159         2,465,199          3,337,358       (394,577)        1996           40
  PA    Malvern/E Lancaster              1,078,203         4,558,619          5,636,822       (412,768)        1997           40
  PA    West Chester/Downington            568,490         1,668,429          2,236,919       (244,574)        1997           40
  PA    Huntingdon Valley/Welsh            586,181         1,640,761          2,226,942       (176,785)        1998           40
  PA    Philadelphia/Wayne Ave           1,784,728         5,099,106          6,883,834       (471,741)        1998           40
  TN    SUSA Partnership L.P.           10,040,059        55,580,397         65,620,457    (10,659,416)        1994            5
  TN    Summer                             172,093         2,864,768          3,036,861     (1,020,637)        1986           40
  TN    Union                              485,570         4,399,722          4,885,292       (837,328)        1987           40
  TN    Memphis/Mt Moriah                1,034,883         2,742,301          3,777,184       (723,368)        1989           40
  TN    Antioch/Nashville                  822,125         2,482,630          3,304,755       (513,937)        1994           40
  TN    Keyport (Gateway)                  403,492         1,242,989          1,646,481       (257,284)        1994           40
  TN    Chattanooga                        684,433         2,355,766          3,040,199       (307,080)        1995           40
  TN    Memphis/Ridgeway                   638,849         2,575,754          3,214,603       (388,180)        1995           40
  TN    Winchester                         774,069         3,704,261          4,478,330       (340,028)        1997           40
  TN    Nashville/Lebanon Pike           1,367,280         3,835,105          5,202,385       (559,901)        1996           40
  TN    Nashville/Haywood                  452,272         1,351,232          1,803,504       (206,984)        1996           40
  TN    Nashville/Murfreesboro             724,547         2,345,978          3,070,525       (242,683)        1996           40
  TN    Memphis/2939 Poplar              1,839,659         4,654,155          6,493,814       (418,857)        1997           40
  TN    Nashville/Trousdale              1,441,554         4,694,797          6,136,351       (577,423)        1996           40
  TN    Nashville/Murfreesboro           1,226,323         3,490,108          4,716,431       (489,643)        1996           40
  TN    Nashville/Old Hickory Rd         1,275,879         3,752,053          5,027,932       (529,291)        1996           40
  TN    Antioch/Bell Road                  845,328         2,448,692          3,294,020       (367,382)        1996           40
  TN    Franklin/Liberty Pike              848,428         3,301,861          4,150,289       (384,818)        1996           40
  TN    Memphis/5675 Summer Ave            384,520         1,269,548          1,654,068       (188,664)        1997           40
  TN    Memphis/4705 Winchester            426,742         1,447,020          1,873,762       (242,786)        1997           40
  TN    Memphis/Madison Avenue             190,273           697,132            887,405       (148,435)        1997           40

  TN    Memphis/Raleigh-LaGrange           283,689           894,332          1,178,021       (136,837)        1997           40
  TN    Memphis/4175 Winchester            233,998           758,032            992,030       (128,538)        1997           40
  TN    Memphis/American Way               327,439         1,137,338          1,464,777       (168,108)        1997           40
  TN    Memphis/6390 Winchester            349,851         1,151,335          1,501,186       (162,620)        1997           40
  TN    Collierville/W Poplar            1,122,353         2,434,271          3,556,624       (268,442)        1997           40
  TN    Antioch/2757 Murfreesboro        1,341,846         3,812,284          5,154,130       (461,472)        1997           40
  TN    Memphis/Shelby Oaks                450,081         1,455,923          1,906,004       (190,536)        1997           40
  TN    Cordova/Autumn Creek               766,179         2,158,049          2,924,228       (228,449)        1998           40
  TN    Cordova/N Germantown               996,671         2,828,438          3,825,109       (313,514)        1998           40
  TN    Cordova/Moriarty Rd                684,646         1,948,121          2,632,767       (217,272)        1998           40
  TN    Cordova/389 N Germantown Pkwy    1,432,040         3,932,664          5,364,704       (241,789)        1998           40
  TN    Memphis/Hickory Hill               720,000         3,870,308          4,590,308       (267,187)        1998           40
  TN    Bartlett/Germantown Rd N           720,773         2,022,081          2,742,854       (168,186)        1999           40
  TN    Memphis/7301 Winchester          1,023,899         2,805,346          3,829,245       (224,074)        1998           40
  TN    Bartlett/6937 Stage Road           629,735         3,037,281          3,667,016       (176,001)        1999           40
  TN    Memphis/Kirby Parkway              554,919         1,661,080          2,215,999       (141,657)        1999           40
  TN    Memphis/Covington Way            1,009,816         2,767,105          3,776,921       (101,353)        2000           40
  TX    White Settlement                 1,370,978         3,505,676          4,876,654       (679,967)        1994           40
  TX    Airport Freeway                    616,535         2,020,257          2,636,792       (398,812)        1994           40
  TX    Midway                           1,169,859         3,405,144          4,575,003       (550,637)        1994           40
  TX    Dallas/Preston                   1,194,744         3,305,604          4,500,348       (522,623)        1995           40
  TX    Bedford                            927,520         2,635,174          3,562,694       (401,406)        1996           40
  TX    Spring/I-45 North                1,114,300         3,181,938          4,296,238       (428,920)        1996           40
  TX    Sugarland/Old Mill Rd              681,063         2,013,105          2,694,168       (291,241)        1996           40
  TX    Dallas/N Dallas Pkwy               895,071         2,491,510          3,386,581       (335,369)        1997           40
  TX    Alvin/Mustang Road                 372,810         1,147,816          1,520,626       (169,847)        1997           40
  TX    Clute/Brazos Park Drive            617,041         1,994,159          2,611,200       (235,744)        1997           40
  TX    Houston/South Main               1,112,533         3,036,301          4,148,834       (318,405)        1997           40
  TX    Austin/McNeil Drive                916,403         2,520,890          3,437,293       (267,503)        1998           40
  TX    Plano/Wagner Way                 1,043,240         2,864,525          3,907,765       (302,254)        1998           40
  TX    Carrollton/W Frankford Rd          795,891         2,196,520          2,992,411       (237,093)        1998           40
  TX    Pasadena/Red Bluff Rd              608,467         1,744,406          2,352,873       (204,002)        1998           40
  TX    Dallas/N Central Express         1,217,617         3,378,600          4,596,217       (361,875)        1998           40
  TX    Spring/Spring Stuebner             623,950         1,812,877          2,436,827       (190,463)        1998           40
  TX    Addison/16280 Addison Rd         1,392,860         3,829,547          5,222,407       (297,992)        1998           40
  TX    Grapevine/State Highway          1,255,236         3,442,878          4,698,114       (223,620)        1999           40
  TX    Dallas/Lemmon Ave                1,213,198         3,389,844          4,603,042       (226,613)        1999           40
  TX    Dallas/19211 Preston Road        1,371,964         3,755,463          5,127,427       (244,182)        1999           40
  UT    Sandy                              949,065         2,670,646          3,619,711       (519,847)        1994           40
  UT    West Valley                        576,248         1,658,400          2,234,648       (262,956)        1995           40
  VA    Fairfax Station                  1,131,884         2,376,910          3,508,794       (518,518)        1993           40
  VA    Chantilly                          882,257         3,255,564          4,137,821       (573,775)        1994           40
  VA    Reston                             551,285         4,579,931          5,131,216       (358,414)        1996           40
  VA    Falls Church                     1,225,791         3,583,462          4,809,253       (590,776)        1995           40
  VA    Willow Lawn                      2,278,761         5,576,388          7,855,149       (620,057)        1996           40
  VA    Stafford/Jefferson Davis           756,323         2,162,573          2,918,896       (315,455)        1996           40
  VA    Fredericksburg/Jefferson           832,246         1,921,162          2,753,408       (264,467)        1996           40
  VA    Fredericksburg/Plank Rd          1,152,842         3,566,229          4,719,071       (371,660)        1996           40
  VA    Alexandria/N Henry St            2,441,309         6,756,497          9,197,806       (733,466)        1997           40
  VA    Falls Church/Hollywood Rd        2,225,719         6,142,413          8,368,132       (661,591)        1997           40
  VA    Alexandria/Kings Centre          1,612,518         3,132,560          4,745,078       (262,564)        1998           40
  VA    Fairfax/Prosperity Ave           1,133,438         3,794,826          4,928,264       (244,335)        1999           40
  VA    Sterling/Woodland Rd               654,255         3,279,813          3,934,068       (209,669)        1999           40
  VA    Falls Church/Seminary Rd           580,267         4,345,556          4,925,823        (62,142)        2000           40
  VA    Richmond/W. End Drive 0712       1,275,731         3,449,197          4,724,928           (927)        2001           40
  WA    Vancouver/78th St                  756,643         2,132,961          2,889,604       (317,017)        1996           40
  WA    Seattle/N 130th Street           1,764,323         4,799,222          6,563,545       (263,325)        1999           40
                                    --------------------------------------------------------------------
                                       435,561,169     1,336,961,104      1,772,522,273   (172,291,144)
                                    ====================================================================

Real Estate Roll-forward
(in thousands)

Balance at December 31, 2000                               1,710,725
   Additions during period:
      Acquisitions-other                  9,333
      Development                        24,301
      Facility expansions                14,463
      Improvements and other             11,797
      Consolidation of
        Franchise assets                 11,575
                                -------------------------------------
                                                              71,469

   Deductions during period:
      Properties sold/exchanged                               (9,672)
                                                 --------------------

Balance at December 31, 2001                               1,772,522
                                                 ====================

Schedule IV
Storage USA, Inc.
Mortgage Loans on Real Estate
as of December 31, 2001

Column A, Description: The Company's whole loan portfolio at December 31, 2001, which primarily consists of first mortgages on self-storage facilities, is presented in the following table (dollar amounts in thousands):

                     Column A (continued)               Column B        Column C           Column G
-------------------------------------------------------------------------------------------------------
                           Range of        Number     Interest Rate   Final maturity    Carrying Amount
                      Carrying Amounts    of Loans   as of 12/31/01        Date           of mortgages
-------------------------------------------------------------------------------------------------------

Construction loans      $0 - $1,000         15         5.25 - 10.00       Various         $       6,939
                       1,001 - 2,000         6          5.25 - 6.00       Various                 9,220
                       2,001 - 3,000         3             5.25           Various                 8,289
                       3,001 - 3,300         4             5.25           Various                12,583
                           3,313             1             5.25          12/31/03                 3,313
                           3,381             1             5.25          12/31/03                 3,381
                           3,426             1             5.25          12/31/03                 3,426
                           3,501             1             5.49           4/30/03                 3,501
                           3,527             1             5.25           3/31/02                 3,527
                           3,566             1             4.75           4/30/02                 3,566
                           3,788             1             5.25          12/31/03                 3,788
                           3,927             1             5.25           6/18/02                 3,927
                           4,106             1             5.25          12/31/03                 4,106
                           4,572             1             4.75           2/28/03                 4,572
                           4,685             1             5.25          12/31/03                 4,685
                           4,870             1             5.25          12/31/03                 4,870
                           4,938             1             5.25           2/5/03                  4,938
                           4,944             1             5.25           2/28/02                 4,944
                           4,977             1             5.25          12/31/03                 4,977
                                          ------                                       ----------------
                                            43                                            $      98,552
                                          ------                                       ----------------

Notes:
/(1)/ Reconciliation of carrying amounts of mortgage loans (amounts in thousands):

Balance at December 31, 2000           $  113,272
Additions during 2001
   Loan Advances                            7,151
   Other - Accrued interest                   460
Deductions during 2001
   Collection of Principal               (22,331)
                                     ------------
Ending Balance as of 12/31/01          $   98,552
                                     ============

/(2)/ Single franchisees of Storage USA Franchise Corp. may be mortgagees on a number of loans. Typically, each loan is secured by a single self-storage facility.
/(3)/ Interest only is due on the loans during the first two years with amortization of principal generally commencing in the third year based upon a 25-year schedule.
/(4)/ As of February 28, 2002, no interest was delinquent on these loans.

(5) The geographic distribution of the Company's whole loan portfolio at December 31, 2001 is as follows (dollar amounts in thousands):

State or Territory            Loans       Carrying Amount
---------------------------------------------------------

Texas                           9               $  20,964
California                      8                   9,833
Missouri                        6                  13,812
Alabama                         3                   5,425
Colorado                        3                   5,125
Florida                         2                   6,638
Indiana                         2                   3,560
New Jersey                      2                   7,000
New Mexico                      2                   3,718
Other states, 1 loan each       6                  22,477
                            -----------------------------
                               43               $  98,552
                            -----------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                             STORAGE USA, INC.

                             By: /s/ Christopher P. Marr
                                 -----------------------
                             Christopher P. Marr
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)
                             March 29, 2002


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

     Signature                     Title                             Date
     ---------                     -----                             ----

/s/ Dean Jernigan           Chairman of the Board of Directors   March 29, 2002
---------------------       Chief Executive Officer (Principal
Dean Jernigan               Executive Officer)

/s/ Howard P. Colhoun       Director                             March 29, 2002
---------------------
Howard P. Colhoun

/s/ C. Ronald Blankenship   Director                             March 29, 2002
----------------------
C. Ronald Blankenship

/s/ Harry J. Thie           Director                             March 29, 2002
---------------------
Harry J. Thie

/s/ Mark Jorgensen          Director                             March 29, 2002
---------------------
Mark Jorgensen

/s/ John McCann             Director                             March 29, 2002
---------------------
John McCann

/s/ William D. Sanders      Director                             March 29, 2002
----------------------
William D. Sanders

/s/ Caroline S. McBride     Director                             March 29, 2002
-----------------------
Caroline S. McBride

/s/ Alan B. Graf, Jr.       Director                             March 29, 2002
---------------------
Alan B. Graf, Jr.

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

10.16 Indenture, dated November 1, 1996, between the Partnership and First National Bank of Chicago, as Trustee (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 8, 1996, and incorporated by reference here in).

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

10.23##       Officers' Stock Option Loan Program, effective as of December 16,
              1996.

10.24##       Form of Restricted Stock Award pursuant to the 1993 Omnibus Stock
              Plan.

10.25## Non-Executive Employee Stock Option Plan, effective as of November 4, 1998.

10.26##       Shareholder Value Plan, effective as of January 1, 1999.

10.27### Second Amended and Restated Unsecured Revolving Credit Agreement, dated as of May 26, 1999.

10.28### Limited Liability Company Agreement of Storage Portfolio I LLC, by and between SUSA Partnership, L.P. and FREAM No. 18, LLC, dated May 13, 1999.

10.29### First Amendment to Limited Liability Company Agreement of Storage Portfolio I LLC, dated as of June 7, 1999.

10.30### Amendment No. 2 to 1995 Employee Stock Purchase and Loan Plan, dated as of May 5, 1999.

10.31####     Form of Severance Agreement between the Company and Dean
              Jernigan, Chairman, President and Chief Executive Officer, effective August 16, 1999.

10.32####     Form of Severance Agreement between the Company and Christopher
              P. Marr, Chief Financial Officer, effective August 16, 1999.

10.33####     Form of Change of Control Severance Agreement between the Company and each of:
              (I) John W. McConomy, Executive Vice President, General Counsel and Secretary;
              (II) Karl T. Haas, Executive Vice President Operations;
              (III)Morris J. Kriger, Executive Vice President Acquisitions;
              (IV) Francis C. ("Buck") Brown, III, Senior Vice President Human
              Resources;
              (V) Richard B. Stern, Senior Vice President Development; and
              (VI)Mark E. Yale, Senior Vice President Financial Reporting, effective August 16, 1999.

10.34####     Form of Change of Control Severance Agreement between the Company and each of:
              (I) Michael P. Kenney, Vice President Operations - Western
              Division,
              (II)Stephen R. Nichols, Vice President Operations - Eastern
              Division,
              (III) Richard J. Yonis, Vice President Operations - Central
              Division, effective August 16, 1999.

10.35####     Amendment No. 3 to the Company's 1995 Employee Stock Purchase and
              Loan Plan dated as of August 5, 1999.

10.36####     Amended and Restated Amendment No. 4 to the Company's 1993
              Omnibus Stock Plan dated as of November 4, 1998.

10.37x        Summary of Material Terms of the GE Capital Transactions.

10.38xx Limited Liability Company Agreement of Storage Development Portfolio, L.L.C., dated November 30, 1999 between SUSA Partnership, L.P. and Storage Ventures, L.P.

10.39xx Limited Liability Company Agreement of Storage Acquisition Portfolio, L.L.C., dated November 30, 1999 between SUSA Partnership, L.P. and Storage Ventures, L.P.

10.40xx Warrant Purchase Agreement dated November 30, 1999 between Storage USA, Inc. and Storage Ventures, L.P.

10.41xx Common Stock Warrant, dated November 30, 1999 issued by Storage USA, Inc. to Storage Ventures, L.P.

10.42xx Participation Rights Letter dated November 12, 1999 from Storage USA, Inc. to Security Capital U.S. Realty Management.

10.43xxx      Amendment No. 5 to 1993 Omnibus Stock Plan, dated February 2,
              2000.

10.44xxx Form of Change of Control Severance Agreement between the Company and Bruce F. Taub.

10.45xxxx     Form of Employment Agreement between the Company and Dean
              Jernigan, effective February 3, 2000.

10.46xxxx     Form of Employment Agreement between the Company and Christopher
              P. Marr, effective February 3, 2000.

10.47xxxx     Form of Employment Agreement between the Company and John W.
              McConomy, effective February 3, 2000.

10.48xxxx     Form of Employment Agreement between the Company and Francis C.
              Brown III, effective February 3, 2000.

10.49xxxx     Form of Employment Agreement between the Company and Mark E.
              Yale, effective February 3, 2000.

10.50 Press Release, dated April 26, 2000, filed as an exhibit to our current Report on Form 8-K, filed on May 2, 2000, and incorporated by reference herein.

10.51& Amendment No. 4 to the Company's 1995 Employee Stock Purchase and Loan Plan dated as of May 3, 2000.

10.52&        Employment Agreement between the Company and Bruce F. Taub,
              Senior Vice President, Acquisitions, dated as of February 3, 2000.

10.53&& Letter Agreement, dated July 7, 2000, between Security Capital Group Incorporated and Storage USA, Inc., filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein.

10.54&& Form of Restricted Share Unit Award pursuant to the 1993 Omnibus Stock Plan.

10.55&& Form of Employment Agreement between the Company and Edwin F. Ansbro, effective January 1, 2001.

10.56&& Form of Change of Control Severance Agreement between the Company and Edwin F. Ansbro, effective January 1, 2001.

10.57         Form of Employment Agreement between the Company and Richard B.
              Stern, effective April 1, 2001. Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2001, and incorporated by reference herein.

10.58 Unsecured Revolving Credit Agreement dated as of December 29, 2000. Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2001, and incorporated by reference herein.

10.59 Amendment No. 1 to the Shareholder Value Plan, dated as of August 1, 2001. Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference herein.

10.60 Letter Agreement with Security Capital Group Incorporated dated September 7, 2001, dated September 10, 2001. Filed as an exhibit to our current Report on Form 8-K, filed on September 10, 2001, and incorporated by reference herein.

10.61 Third Amended and Restated Unsecured Revolving Credit Agreement, dated as of September 17, 2001. Filed as an exhibit to our current Report on Form 8-K, filed on September 19, 2001, and incorporated by reference herein.

10.62 Form of First Amendment to Severance Agreements between the Company and each of the following executives, effective August 1, 2001:
              (I)     Dean Jernigan, Chairman of the Board, Chief Executive
                         Officer and President;
              (II)    Christopher P. Marr, Chief Financial Officer;
              (III)   Karl T. Haas, Executive Vice President Operations;
              (IV)    John W. McConomy, Executive Vice President, General
                         Counsel & Secretary;
              (V)     Edwin F. Ansbro, Senior Vice President, Chief Development
                         Officer, Storage USA Franchise Corp.;
              (VI)    Francis C. ("Buck") Brown III, Senior Vice President, E-
                         commerce;
              (VII)   Richard B. Stern, Senior Vice President, Development &
                       Construction;
              (VIII)  Bruce F. Taub, Senior Vice President, Acquisitions;
              (IX)    Mark E. Yale, Senior Vice President, Financial Reporting;
              (X)     Michael P. Kenney, Vice President Operations, Western
                         Division;
              (XI)    Stephen R. Nichols, Vice President Operations, Eastern
                        Division;
              (XII)   Richard J. Yonis, Vice President Operations, Central
                         Division.
              Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.

10.63 Form of Severance Agreement between the Company and each of the following executives, effective August 1, 2001:
              (I)     Bill K. Bugg, Jr., Vice President Development Central;
              (II)    Jerry W. Esmond, Vice President, Construction Reporting;
              (III)   Lee A. Harkavy, Vice President, Capital Markets and
                         Franchise Lending;
              (IV)    Kevin W. Kern, Vice President, Associate General Counsel;
              (V)     Karen Langham, Vice President, Operational Support;
              (VI)    Larry A. Nelson, Vice President, National Construction;
              (VII)   Philip H. Rogers, Vice President, Information Systems;
              (VIII)  Tracy M. Sells, Vice President, Franchise Development;
              (IX)    Janice D. Tupman, Vice President, Human Resources.
              Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.

10.64 Form of Executive Officer Indemnification Agreement between the Company and each of the following executives, effective August 1, 2001:
              (I)     Christopher P. Marr, Chief Financial Officer;
              (II)    John W. McConomy, Executive Vice President, General
                         Counsel & Secretary;
              (III) Mark E. Yale, Senior Vice President, Financial Reporting. Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.

10.65 Form of Indemnification Agreement between the Company and each of the named directors, effective August 1, 2001:
              (I)     Dean Jernigan, Chairman of the Board, Chief Executive
                         Officer and President;
              (II)    C. Ronald Blankenship;
              (III)   Howard Colhoun;
              (IV)    Alan B. Graf, Jr.;
              (V)     Mark Jorgensen;
              (VI)    Caroline S. McBride;
              (VII)   John P. McCann;
              (VIII)  William D. Sanders;
              (IX)    Harry J. Thie.
              Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.

10.66 Letter Agreement with Security Capital Group Incorporated, dated October 7, 2001. Filed as an exhibit to our current Report on Form 8-K, filed on October 9, 2001, and incorporated by reference herein.

10.67 Second Amended and Restated Loan Agreement, dated as of October 16, 2001. Filed as an exhibit to our current Report on Form 8-K, filed on October 22, 2001, and incorporated by reference herein.

10.68 Letter Agreement with Security Capital Group Incorporated, dated as of October 31, 2001. Filed as an exhibit to our current Report on Form 8-K, filed on November 1, 2001, and incorporated by reference herein.

10.69 Proposal from Security Capital Group Incorporated dated as of November 5, 2001. Filed as an exhibit to our current Report on Form 8-K, filed on November 7, 2001, and incorporated by reference herein.

10.70 Letter Agreement with Security Capital Group Incorporated, dated as of November 21, 2001. Filed as an exhibit to our current Report on Form 8-K, filed on November 23, 2001, and incorporated by reference herein.

10.71 Purchase and Sale Agreement with Security Capital Group Incorporated, dated as of December 5, 2001. Filed as an exhibit to our current Report on Form 8-K, filed on December 5, 2001, and incorporated by reference herein.

10.72 Amendment of Purchase and Sale Agreement with Security Capital Group Incorporated, dated as of January 17, 2002, and Memorandum of Understanding, dated as of January 17, 2002. Filed as an exhibit to our current Report on Form 8-K, filed on January 18, 2002, and incorporated by reference herein.

10.73 First Amendment to Unsecured Revolving Credit Agreement dated as of December 21, 2001.

21            Subsidiaries of Registrant.

23.1          Consent of Arthur Andersen, LLP.

23.2          Consent of PricewaterhouseCoopers LLP.

99.1          Letter regarding assurances from Arthur Andersen, LLP.

99.2          Press release dated March 27, 2002.

*       Filed as an Exhibit to our Registration Statement on Form S-11,
        File No. 33-74072, as amended, and incorporated by reference herein.
**      Filed as an Exhibit to our Registration Statement on Form S-11,
        File No. 33-82764, as amended, and incorporated by reference herein.
*** Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.
+ Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference.
++ Filed as an Exhibit to our Current Report on Form 8-K, as amended to Form 8-K/A Filed November 17, 1995, and incorporated by reference herein.
++      Filed as an Exhibit to our Current Report on Form 8-K, filed May
        30, 1995, and incorporated by reference
        herein.
++++    Filed as an Exhibit to our Registration Statement on Form S-3,
        File No. 33-91302, and incorporated by reference herein.
#       Filed as an Exhibit to our Current Report on Form 8-K, filed
        November 20, 1998, and incorporated by reference herein.
## Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference.
### Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterended June 30, 1999, and incorporated by reference herein.
#### Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference herein.
x       Filed as an Exhibit to our Current Report on Form 8-K, filed
        December 1, 1999, and incorporated by reference herein.
xx      Filed as an Exhibit to our Current Report on Form 8-K/A, filed
        December 9, 1999, and incorporated by reference herein.
xxx Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated by reference herein.
xxxx Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference herein.
& Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.
&& Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated by reference herein.